Form 10-Q
period 2025-03-31
Arrive AI Inc.
filed 2025-06-05
CIK 1818274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-42645

Arrive AI Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-0935006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12175 Visionary Way Fishers, Indiana	46038
(Address of principal executive offices)	(Zip code)

(463) 270-0092

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller Reporting Company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0002 per share	ARAI	Nasdaq Global Market

The number of shares of the registrant’s common stock, par value $0.0002 per share, outstanding as of June 5, 2025, was 32,989,570.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ARRIVE AI INC. (FORMERLY ARRIVE TECHNOLOGY INC.)

BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$295,368	$129,318
Prepaid expenses	48,786	55,867
Deferred offering costs	7,355,767	427,898
Other current assets	2,767	4,179

Total current assets	7,702,688	617,262

LONG-TERM ASSETS
Property and equipment, net	91,168	95,425
Patents, net	273,299	273,601
Security deposit	1,500	1,500

Long-term assets	365,967	370,526

TOTAL ASSETS	$8,068,655	$987,788

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,802,427	$1,868,689
Accrued liabilities	213,024	79,556
Credit card payable	3,795	3,636
Current portion of note payable	8,674	8,524

Total current liabilities	2,027,920	1,960,405

NONCURRENT LIABILITIES
Note payable, net of current portion	8,333	10,558

Total liabilities	2,036,253	1,970,963

Commitments and Contingencies (See Note 11)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0002 par value, 200,000,000 shares authorized, 29,835,038 shares and 29,120,905 issued and outstanding at March 31, 2025, and December 31, 2024, respectively	6,465	6,322
Treasury stock, 2,500,000 at cost	(500)	(500)
Additional paid-in capital, net of offering costs	23,937,941	14,984,561
Subscription receivable	(12,784)	(53,003)
Accumulated deficit	(17,898,720)	(15,920,555)

Total stockholders’ equity (deficit)	6,032,402	(983,175)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,068,655	$987,788

See accompanying condensed notes to unaudited financial statements.

ARRIVE AI INC. (FORMERLY ARRIVE TECHNOLOGY INC.)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months
	Ended March 31,
	2025	2024

REVENUE	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and wages - office	1,583,937	498,401
Legal and professional fees	200,201	174,916
Research and development	91,263	88,401
Licensing fee	30,000	30,000
Office supplies and software	22,154	26,741
Insurance	20,137	19,027
Rent	17,550	13,150
Taxes and licenses	9,651	23,193
Depreciation	7,089	7,096
Travel	4,857	8,572
Shipping and freight	2,386	5,253
Meals and entertainment	1,548	10,327
Utilities	1,360	1,425
Marketing	1,256	7,558
Interest	321	461
Amortization	302	159
Transportation	215	1,476
Repairs and maintenance	-	93

Total general and administrative expenses	1,994,227	916,249

OTHER INCOME (EXPENSES)
Other income	16,915	-
Miscellaneous expense	(853)	(504)

Total other income (expenses)	16,062	(504)

NET LOSS BEFORE TAXES	(1,978,165)	(916,753)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,978,165)	$(916,753)

NET LOSS PER SHARE:
Basic and diluted	$(0.07)	$(0.03)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	29,721,248	28,919,986

See accompanying condensed notes to unaudited financial statements.

ARRIVE AI INC. (FORMERLY ARRIVE TECHNOLOGY INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

					Additional Paid-In			Total
	Number of	Common	Number of		Capital, Net of	Subscription		Stockholders’
	Common	Stock	Treasury	Treasury	Offering	Receivable	Accumulated	Equity
	Shares	($)	Shares	Stock ($)	Costs ($)	($)	Deficit ($)	(Deficit) ($)

BALANCE, JANUARY 1, 2024	28,844,643	$6,269	2,500,000	$(500)	$10,924,624	$(25,505)	$(11,382,654)	$(477,766)

Issuance of common stock	75,343	15	-	-	824,603	(50,260)	-	774,358

Stock-based compensation	-	-	-	-	246,612	-	-	246,612

Net loss	-	-	-	-	-	-	(916,753)	(916,753)

BALANCE, MARCH 31, 2024	28,919,986	$6,284	2,500,000	$(500)	$11,995,839	$(75,765)	$(12,299,407)	$(373,549)

BALANCE, JANUARY 1, 2025	29,120,905	$6,322	2,500,000	$(500)	$14,984,561	$(53,003)	$(15,920,555)	$(983,175)

Issuance of common stock and warrants for cash, net	96,346	19	-	-	677,390	40,219	-	717,628

Issuance of common stock for deferred offering costs	532,913	107	-	-	6,927,762	-	-	6,927,869

Stock-based compensation	84,874	17	-	-	1,348,228	-	-	1,348,245

Net loss	-	-	-	-	-	-	(1,978,165)	(1,978,165)

BALANCE, MARCH 31, 2025	29,835,038	$6,465	2,500,000	$(500)	$23,937,941	$(12,784)	$(17,898,720)	$6,032,402

See accompanying condensed notes to unaudited financial statements.

ARRIVE AI INC. (FORMERLY ARRIVE TECHNOLOGY INC.)

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,978,165)	$(916,753)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	1,348,245	246,612
Depreciation and amortization	7,391	7,255
Changes in operating assets and liabilities
(Increase) decrease in
Prepaid expenses	7,081	4,377
Other current assets	1,412	-
Increase (decrease) in
Accounts payable	(66,262)	(3,554)
Accrued liabilities	133,468	87,676
Credit card payable	159	(28,090)

Net cash used in operating activities	(546,671)	(602,477)

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress	(2,832)	-

Net cash used in investing activities	(2,832)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of stock and warrants	717,628	774,358
Payments on note payable	(2,075)	(1,935)

Net cash provided by financing activities	715,553	772,423

NET INCREASE IN CASH	166,050	169,946

CASH, BEGINNING OF PERIOD	129,318	325,472

CASH, END OF PERIOD	$295,368	$495,418

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$321	$1,476
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Deferred offering costs in exchange for shares of common stock	$6,927,869	$-

See accompanying condensed notes to unaudited financial statements.

ARRIVE AI INC.

(FORMERLY ARRIVE TECHNOLOGY INC.)

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2025 and 2024

(Unaudited)

1. NATURE OF OPERATIONS

Arrive AI Inc. (formerly Arrive Technology Inc.) (the Company) was incorporated on April 30, 2020, in the State of Delaware as Dronedek Corporation. On July 27, 2023, Dronedek Corporation changed its name to Arrive Technology Inc. On September 27, 2024, Arrive Technology Inc. changed its name to Arrive AI Inc. The Company is a developmental technology company with a focus on designing and implementing a commercially viable smart mailbox for drone, robotic and human package receiving and storage.

The Company is subject to a number of risk similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, the need for additional capital (or financing) to fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, and risks associated with changes in information technology.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2024.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended December 31, 2024, have been omitted.

Reclassifications

On November 25, 2024, the Company effected a 1-for-4 reverse stock split (the “Reverse Stock Split”). The Reverse Stock Split reduced the total number of issued and outstanding shares of Common Stock, including shares held by the Company as treasury shares. All share amounts have been retroactively adjusted for the Reverse Stock Split, unless stated otherwise.

ARRIVE AI INC.

(FORMERLY ARRIVE TECHNOLOGY INC.)

NOTES TO FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

Cash

Cash is defined as currency on hand and on-demand deposits. Cash equivalents are unrestricted highly liquid cash investments purchased with a maturity of three (3) months or less. There were no cash equivalents at March 31, 2025 and December 31, 2024.

Concentration of Credit Risk

The Company maintains its cash balances at one financial institution. The account is insured by the Federal Deposit Insurance Corporation (FDIC) up to a specified limit. The Company’s balances at the financial institutions periodically exceed federally insured limits. At March 31, 2025 and December 31, 2024, the Company’s uninsured cash balances totaled approximately $45,000 and $0, respectively.

Management believes that the Company is not exposed to any significant risk concerning its cash balances. To date, the Company has not recognized any losses caused by uninsured balances.

Property and Equipment

The property and equipment is recorded at cost. The Company’s policy is to depreciate the cost of the property and equipment using the straight-line method over the estimated useful life of the asset. The costs of maintenance and repairs are charged to expense when incurred (none noted in the current or prior year as it relates to the vehicle). The useful life of the property and equipment for purposes of computing depreciation is:

Useful Life

Vehicle and Equipment	3-5 years

ARRIVE AI INC.

(FORMERLY ARRIVE TECHNOLOGY INC.)

NOTES TO FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets – Patents

The Company capitalizes external costs, such as filing fees, registration documentation, and attorney fees associated with the application and issuance of patents. The Company expenses costs associated with maintaining and defending patents subsequent to issuance in the period incurred. The Company amortizes capitalized patent costs for internally generated patents on a straight-line basis over 20 years or the period in which the goods associated with the patent will be revenue-generating, which represents the estimated useful lives of the patents. The estimated useful lives for internally generated patents are based on the assessment of the following factors: the integrated nature of the patent portfolios being licensed (including the ability of the patent to generate viable goods and revenues), the overall makeup of the patent portfolio over time, and the length of license agreements for such patents. The Company assesses the potential impairment of all capitalized patent costs when events or changes in circumstances indicate that the carrying amount of the Company’s patent portfolio may not be recoverable.

Impairment of Long-Lived Assets

Intangibles and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any long-lived asset may not be fully recoverable. In the event that facts and circumstances indicate that the carrying amount of any long-lived assets may be impaired, an evaluation of recoverability is performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset (or group of assets) would be compared to the assets’ (or group of assets’) carrying amount to determine if a write-down to fair value is required on the basis of the assets’ associated undiscounted cash flows.

The Company has three types of long-lived assets: property and equipment, including a vehicle, aerial drones; construction-in-progress (CIP), and intangible patent assets including those acquired by the acquisition of Airbox Technology in 2023. The vehicle and drone hexacopter were evaluated for impairment, and no impairments were considered necessary as of March 31, 2025.

The Company acquired three “Gen 3” Arrive Point units in December 2024 for approximately $38,000. One of the units entered into commercial service in April 2025 and the remaining two units are expected to enter commercial service in May 2025. The Company believes the cost of the Gen 3 Arrive Point units have an alternative future use and the cost of these units and associated installation costs were capitalized but had not been placed into service as of March 31, 2025. These units will be placed into service once accepted by the end customer. No impairment loss on these units was recognized as of March 31, 2025.

ARRIVE AI INC.

(FORMERLY ARRIVE TECHNOLOGY INC.)

NOTES TO FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Payable and Accrued Liabilities

Payables are obligations to pay for materials or services that have been acquired or have been rendered in the ordinary course of business from suppliers or vendors. Payables and accrued liabilities are classified as current if payment is due within one year.

Equity Financing

The Company engages in equity financing transactions to obtain the funds necessary to continue operations and develop a commercially viable drone delivery system. These equity financing transactions involve the issuance of common stock and at times, if the cash investment by each investor exceeds $250,000, include equity warrants.

Equity warrants are instruments that bestow upon the holder of the instrument the right to buy a particular stock at a predetermined price within a stipulated time frame. Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 480, the Company classified the warrants as equity instruments and carries the warrants at the grant date fair market value.

Depending on the terms and conditions of each equity financing transaction, the warrants are exercisable into additional common shares at an agreed-upon price, as defined in the Stock and Warrant Purchase Agreement (“the agreement”) prior to the expiration of the warrants as stipulated by the terms of the transaction in the agreement. The fair value of the stock purchase warrants issued is determined by using the Black-Scholes-Merton (“Black-Scholes”) model. The Black-Scholes model requires the use of highly subjective and complex assumptions, which determine the fair value of warrants, including the warrants’ expected terms and the price volatility of the underlying stocks. The Company calculates the fair value of warrants granted by using the Black-Scholes pricing model with the following assumptions:

Expected Volatility: The Company estimated volatility for warrants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the warrant for a term that is approximately equal to the warrants’ expected terms.

Expected Term: The expected term of the Company’s warrants represents the period that the warrants are expected to be outstanding (typically, to expiration). The Company used the time remaining to the expiration of the warrants (contractual expiration) to compute the expected term, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

ARRIVE AI INC.

(FORMERLY ARRIVE TECHNOLOGY INC.)

NOTES TO FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Financing (continued)

Risk-Free Interest Rate: The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a term that is equal to the warrants’ expected terms at the grant date.

Dividend Yield: The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.

The warrants have not been registered under the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, or qualified under any state or foreign securities laws and may not be offered for sale, sold, pledged, hypothecated, or otherwise transferred or assigned unless (i) a registration statement covering such shares is effective under the act and is qualified under applicable state and foreign law or (ii) the transaction is exempt from the registration and prospectus delivery requirements under the act and the qualification requirements under applicable state and foreign law and, if the corporation requests, an opinion satisfactory to the corporation to such effect has been rendered by counsel. The Company registered with the Security and Exchange Commission (SEC) on July 16, 2021, however, is not yet traded on the public market.

Loss per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As the Company reported a net loss for the three months ended March 31, 2025, common stock equivalents were anti-dilutive.

As of March 31, 2025 and 2024 the outstanding warrants and stock options are excluded from the calculation of weighted average dilutive shares because their inclusion would have been anti-dilutive. Refer to Note 14 and Note 15 for additional information.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - Expenses of Offering. For the three months ended March 31, 2025 and 2024, the Company recognized $59,468 and $84,027 of offering costs, respectively. Accumulated offering costs were $637,102 and $431,667 as of March 31, 2025 and 2024, respectively. These offering costs consisted of professional, regulatory, and other costs; all of which were charged to additional paid-in capital for all funding campaigns (crowdfunding, seed series, StartEngine, PicMii, etc.) held by the Company.

ARRIVE AI INC.

(FORMERLY ARRIVE TECHNOLOGY INC.)

NOTES TO FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development (R&D) costs, that do not meet the criteria for capitalization are expensed as incurred. Research and development expenses include fees paid to outside consultants for the Company’s proprietary technology. For the three months ended March 31, 2025 and 2024, the Company had R&D costs totaling $91,263 and $88,401, respectively.

Marketing Expenses

The Company uses various marketing methods to create brand awareness to promote and alert the public about future product and service offerings to generate future capital or revenue when a viable product is created. The Company’s policy is to charge marketing costs to expenses in the period they are incurred. Marketing expenses were $1,256 and $7,558 for the three months ended March 31, 2025 and 2024, respectively.

Stock-Based Compensation

The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of the grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period, and uses the straight-line method to recognize stock-based compensation, as applicable. For stock-based compensation with performance conditions, the Company records compensation expenses when the performance condition is met. The Company uses the Black-Scholes model to estimate the fair value of stock options and forfeitures are accounted for when incurred.

The average price of one (1) share of the Company’s common stock was determined to be $13.00 and $12.71 as of March 31, 2025 and December 31, 2024, respectively.

The fair value of common stock is based on the prior Company’s transaction method. The prior company transaction method utilizes actual transactions in the Company’s non-controlling, non-marketable private company equity interests. Therefore, the result is reflective of a non-controlling, non-marketable private company value and no discount for lack of control or marketability was considered necessary in the application of this methodology. As part of this methodology, there are a number of limiting assumptions, however, management believes it appropriately represents the fair market value indication for one (1) share of the Company’s common stock. Since the Company’s stock is not publicly traded, the expected volatility is based on the historical and implied volatility of similar companies whose stock or option prices are publicly available, after considering the industry, stage of the life cycle, size, market capitalization, and financial leverage of the other companies.

ARRIVE AI INC.

(FORMERLY ARRIVE TECHNOLOGY INC.)

NOTES TO FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2025 and 2024, the Company has recorded a full valuation allowance against its deferred tax assets. The Company evaluates uncertain income tax positions in order to determine if it is more likely than not that they would be sustained upon examination.

As the Company was incorporated in 2020, the Company’s Federal and State income tax returns for all years of operation are subject to examination by the Internal Revenue Service.

Fair Value Measurements

Fair value accounting is applied for all assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company follows established frameworks for measuring fair value and expands disclosures about fair value measurements (Note 5).

Recently Adopted Accounting Guidance

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures about reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The requirements are effective for annual reporting periods beginning on January 1, 2024, and are required to be applied retrospectively. The Company has adopted the additional disclosure requirements under ASU 2023-07. The additional requirements did not have a material impact on the financial statements.

ARRIVE AI INC.

(FORMERLY ARRIVE TECHNOLOGY INC.)

NOTES TO FINANCIAL STATEMENTS (Continued)

3. SEGMENT REPORTING

The Company’s principal business is described in Note 1. The Company has determined that it operates in a single operating and reportable segment. The Company’s Chief Financial Officer is designated as the chief operating decision maker (“CODM”). The CODM manages operations and reviews the financial information as a single operating segment at the entity level for the purposes of allocating resources and evaluating its financial performance.

4. GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has a minimum cash balance available for payment of ongoing operating expenses. As of March 31, 2025, the Company has an accumulated deficit of $17,898,720 and a net loss for the current period of $(1,978,165). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

5. FAIR VALUE MEASUREMENTS

The Company reports all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Plan has the ability to access at the measurement date.

ARRIVE AI INC.

(FORMERLY ARRIVE TECHNOLOGY INC.)

NOTES TO FINANCIAL STATEMENTS (Continued)

5.	FAIR VALUE MEASUREMENTS (Continued)

Level 2: Inputs to the valuation methodology other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as:

a.	Quoted prices for similar assets or liabilities in active markets,
b.	Quoted prices for identical or similar assets or liabilities in inactive markets,
c.	Inputs other than quoted prices that are observable for the asset or liability, and
d.	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The financial statements as of and for the three months ended March 31, 2025 and 2024, do not include any nonrecurring fair value measurements relating to assets or liabilities. The Company measures the warrants using Level 3 unobservable inputs within the Black-Scholes pricing model, as described in Note 2. The Company used various key assumptions, such as the fair value of the common stock, volatility, the risk-free interest rate, and expected term (remaining contractual term of the warrants).

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2025	December 31, 2024

Vehicle	$58,443	$58,443
Equipment	50,000	50,000
Construction in progress	40,987	38,155

Total property and equipment	149,430	146,598
Less: accumulated depreciation	(58,262)	(51,173)

TOTAL PROPERTY AND EQUIPMENT, NET	$91,168	$95,425

For the three months ended March 31, 2025 and 2024, total depreciation expense was $7,089 and $7,096, respectively.

ARRIVE AI INC.

(FORMERLY ARRIVE TECHNOLOGY INC.)

NOTES TO FINANCIAL STATEMENTS (Continued)

7. PREPAID EXPENSES

Prepaid expenses and other current assets consist of the following:

	March 31, 2025	December 31, 2024
Prepaid payroll wages	$38,271	$38,271
Prepaid insurance	5,562	10,017
Prepaid software and other	4,953	7,579

TOTAL PREPAID EXPENSES	$48,786	$55,867

8. DEFERRED OFFERING COSTS

Pursuant to ASC 340-10-S99-1, costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the proposed public offering. Should the proposed public offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be expensed. The Company filed its S-1 Registration Statement on December 23, 2024 and an amended S-1/A on January 27, 2025. The Company is working to resolve all remaining inquiries before the registration can become effective. During the three months ended March 31, 2025, the Company issued 532,913 shares of common stock in exchange for investment banking advisory services, which was recorded as deferred offering costs.

9. PATENTS, NET

Patents consist of the following:

	March 31, 2025	December 31, 2024

Patents	$274,700	$274,700
Total patents	274,700	274,700
Less: accumulated amortization	(1,401)	(1,099)

TOTAL PATENTS	$273,299	$273,601

As of March 31, 2025, five (5) of the Company’s sixty-two (62) patents were approved and began being amortized over twenty years. As of March 31, 2024, three (3) of the Company’s forty-six (46) patents were approved by the countries in which the patent applications were filed. Amortization expense was $302 and $159 for the three months ended March 31, 2025 and 2024, respectively.

ARRIVE AI INC.

(FORMERLY ARRIVE TECHNOLOGY INC.)

NOTES TO FINANCIAL STATEMENTS (Continued)

10. NOTE PAYABLE

Note payable consists of the following:

	March 31, 2025	December 31, 2024
Vehicle note payable for $40,248 with monthly installment payments of $799, including interest at 6.99% per annum. The loan is collateralized by the respective vehicle and is due in February 2027.	$17,007	$19,082

Less current portion	(8,674)	(8,524)

LONG-TERM PORTION	$8,333	$10,558

The balance of the above debt matures as follows:

Twelve Months Ending March 31,	Amount
2026	$8,674
2027	8,333

TOTAL	$17,007

Interest expense related to this note payable for the three months ended March 31, 2025 and 2024, was $321 and $461, respectively.

11. COMMITMENTS AND CONTINGENCIES

On January 29, 2024, the Company was included in the SEC Form F-4 filed by Brüush Oral Care, Inc. (Bruush) to register the intent of the parties to merge into a new public company, per the signed Merger Agreement of December 15, 2024. Bruush failed to remedy several deficiencies cited by Nasdaq in a timely manner, and was officially de-listed from the Nasdaq exchange on or about June 28, 2024. As a direct consequence of the delisting of Bruush shares, the merger was terminated. The terms of the merger included a termination fee of $250,000 in the event either party caused the termination. The Company assessed the collection of the termination fee as not probable, thus a receivable has not been recorded.

On March 21, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an investor. Under the Securities Purchase Agreement, the investor agrees to purchase an amount of up to $40,000,000 in pre-paid purchases of the Company’s common stock, $0.0002 par value per share. The original principal amount is a $4,330,000 pre-paid purchase with a $4,000,000 initial purchase price and $320,000 original issue discount. In addition, the Company agrees to pay $10,000 to cover the investor’s transaction expenses, along with 62,500 shares of common stock issued as a commitment fee at closing.

ARRIVE AI INC.

(FORMERLY ARRIVE TECHNOLOGY INC.)

NOTES TO FINANCIAL STATEMENTS (Continued)

11.	COMMITMENTS AND CONTINGENCIES (Continued)

Lease Obligation

Effective April 1, 2024, the Company expanded its leased office space. The new term is nine months, and thereafter a month-to-month lease which can be canceled with a 90-day written notice and agreement to suitable terms by both parties. Under this lease, base rent is $3,600 per month. The Company is required to pay insurance, listing the property owner as an additional insured, and normal maintenance costs for certain of this leased property. Additionally, the Company rents a warehouse from an officer and shareholder for $2,250 per month on a month-to-month basis.

Under FASB ASU No. 2016-02, Topic 842, Leases, allows companies to elect certain policies for short-term leases. To qualify as a short-term lease, a lease must have an initial term of 12 months or less and not include renewal options or a purchase option that the lessee is reasonably certain to exercise.

Litigation

From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims. In the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters.

The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Company’s products, when used for their intended purposes, infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. On February 7, 2024, the Company entered into a settlement agreement to resolve a long-standing dispute. The settlement relates to a case brought against the Company’s CEO in 2020, prior to the formation of the Company, by a contractor hired to perform certain services for the Company. As a result of the agreement, a payment of $18,500 was made in exchange for full settlement and mutual release of all claims in the matter.

12. RELATED-PARTY TRANSACTIONS

On May 26, 2020, the Company entered into a 3-year agreement with a stockholder of the Company for the use of a patent. Beginning June 1, 2020, the Company began paying the stockholder a monthly license fee of $10,000. Once revenue from sales, rentals, and leases begins, the Company is required to pay $25.00 per unit sold. If the Company does not sell 400 units per month (or $10,000), the original fixed $10,000 is paid. Accordingly, for the three months ended March 31, 2025 and 2024, the Company recorded licensing fee costs in the amount of $30,000 each period.

ARRIVE AI INC.

(FORMERLY ARRIVE TECHNOLOGY INC.)

NOTES TO FINANCIAL STATEMENTS (Continued)

12.	RELATED-PARTY TRANSACTIONS (Continued)

On March 10, 2025, the Company entered into the second amendment to the Exclusive Patent License Agreement of May 26, 2020. The Second Amendment extends the license to perpetuity, covering the full term and life of the patents, and cures in the event of default. The Second Amendment also removes prior restrictions on the Company’s use, sale, or commercialization of the technology after termination, permitting the sale of remaining inventory for up to 90 days post-termination, provided all required reports and payments are made under the Agreement.

13. STOCKHOLDERS’ EQUITY

Common Stock

As of April 30, 2020 (date of incorporation), the Company had 100,000,000 shares of common stock, with a par value of $0.0001, authorized and available to issue for purposes of satisfying any future transactions. No other class of stock has been authorized or is available for issuance.

Effective September 15, 2021, the Company authorized a 2-for-1 stock split, with 200,000,000 shares authorized and available, with a par value of $0.00005, to issue for purposes of satisfying any future transactions. Effective November 25, 2024, the Company authorized a 1-for-4 reverse stock split, with 200,000,000 shares authorized and available to issue for purposes of satisfying any future transactions. The par value is now $0.0002.

For the three months ended March 31, 2025, the Company issued 714,133 shares of common stock as follows:

a)	11,692 shares with accredited investors in exchange for cash of $152,000 at an average of $13.00 per share. 7,692 of the shares were issued with warrants and deemed as equity, as described in Note 14.
b)	250,000 warrants exercised, for 62,500 shares in exchange for cash of $296,875.
c)	22,154 shares issued through a crowdfunding campaign with other investors in exchange for net cash of $268,753, at an average of $12.13 per share after offering costs.
d)	84,874 shares issued with employees or consultants via stock awards, recognized as compensation expense, fair valued at $13.00 per share, for a total of $1,103,362, based on the price per stock issued to investors for cash during the three months ended March 31, 2025.
e)	532,913 shares issued with a consultant via stock awards, recognized as deferred offering costs, fair valued at $13.00 per share, for a total of $6,927,869, based on the price per stock issued to investors for cash.

ARRIVE AI INC.

(FORMERLY ARRIVE TECHNOLOGY INC.)

NOTES TO FINANCIAL STATEMENTS (Continued)

14. WARRANTS

The following table summarizes the warrants outstanding for the three months ended March 31, 2025:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

BALANCE, DECEMBER 31, 2024	227,547	$10.08	$4.76	0.97	$598,993

Granted	7,692	11.00	8.55	3.95	15,384
Exercised	(62,500)	9.52	3.84	-	-

BALANCE, MARCH 31, 2025	172,739	$10.32	$5.26	1.15	$462,866

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $13.00 for the Company’s common shares on March 31, 2025 and the closing stock price of $12.71 for the Company’s common shares on December 31, 2024.

15. EQUITY INCENTIVE PLAN

The Company created the 2023 Equity Incentive Plan (the Plan) on April 27, 2023, under which shares of common stock became available for issuance not to exceed 1,500,000. The Stock Plan is designed to attract, retain, and motivate key employees. Currently, the fair value is recognized as an expense over the vesting period of the award. Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant, vest over a five-year period, and expire after ten years. There are certain situations that may accelerate the vesting or termination of all outstanding options, such as a change in control. As of March 31, 2025, 886,799 shares were available for grant. The compensation expenses related to incentive units is included in general and administrative expenses with a corresponding increased to additional paid-in-capital.

ARRIVE AI INC.

(FORMERLY ARRIVE TECHNOLOGY INC.)

NOTES TO FINANCIAL STATEMENTS (Continued)

15.	EQUITY INCENTIVE PLAN (Continued)

The following table summarizes the share options outstanding for the three months ended March 31, 2025:

	Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

BALANCE, DECEMBER 31, 2024	614,704	$0.80	$10.88	8.87	$7,322,656

Canceled/Expired	(1,503)	0.76	11.26	-	-

BALANCE, MARCH 31, 2025	613,201	$0.80	$10.87	8.63	$7,482,524

EXERCISABLE, MARCH 31, 2025	183,896	$0.80	$10.85	8.62	$2,242,965

The following table summarizes the nonvested share options for the three months ended March 31, 2025:

	Nonvested Share Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

BALANCE, DECEMBER 31, 2024	452,875	$0.80	$10.89	8.88	$5,396,007

Vested	(22,410)	0.79	10.93	8.66	273,582
Canceled/Expired	(1,160)	0.76	11.36	-	-

BALANCE, MARCH 31, 2025	429,305	$0.80	$10.88	8.18	$5,239,559

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying share options and the closing stock price of $13.00 for the Company’s common shares on March 31, 2025 and the closing stock price of $12.71 for the Company’s common shares on December 31, 2024.

There were no options granted during the three months ended March 31, 2025. As of March 31, 2025, there was $4,672,620 unrecognized compensation expense related to nonvested stock options to be recognized over the remaining vesting period. Total compensation expense related to stock options during the three months ended March 31, 2025 was $244,883. No options were exercised during the three months ended March 31, 2025.

ARRIVE AI INC.

(FORMERLY ARRIVE TECHNOLOGY INC.)

NOTES TO FINANCIAL STATEMENTS (Continued)

16. RESEARCH AND DEVELOPMENT TAX CREDITS

The Company qualifies as a small business under Internal Revenue Code Section 41(h) and has elected to apply a portion of its federal research and development (R&D) credit against the employer portion of Social Security payroll taxes, in accordance with IRS Form 6765.

As of March 31, 2025, the Company had $206,174 of unused payroll tax credits These credits are being applied as an offset to the Company’s payroll tax liability and are recognized as a reduction of payroll tax expense in the period the benefit is realized.

17. SUBSEQUENT EVENTS

During the period April 1, 2025 through June 5, 2025 the Company issued 3,539 shares for $46,007 on a crowdfunding platform.

The Company also issued 92,673 shares with a fair value of $1,204,749 in exchange for legal services related to the initial public offering. This cost will be charged against the gross proceeds of the offering as a reduction of additional paid-in capital.

On April 15, 2025, warrants to purchase 47,370 shares of common stock were exercised for proceeds of $225,008.

On May 13, 2025, warrants to purchase 10,950 shares of common stock were exercised for proceeds of $52,013.

On May 13, 2025, the Company’s S-1 Registration Statement was declared effective, registering 29,978,212 shares of our common stock representing one hundred percent (100%) of the company’s currently issued and outstanding common stock.

On May 14, 2025, the Company filed a resale registration statement pursuant to a securities purchase agreement with an investor, registering 8,125,779 shares of common stock.

On May 15, 2025, the Company’s common stock began trading on the Nasdaq Global Market under the ticker “ARAI”.

On May 15, 2025, the Company closed a financing agreement with an investor. Per the terms of the agreement, the investor transferred $4,000,000 as the initial pre-paid advance. The Company issued 2,937,500 pre-delivery shares at par value, for proceeds of $587, and 62,500 shares with a fair value of $812,500 to the investor.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited financial statements and the notes presented herein included in this Form 10-Q and the audited financial statements and the other information set forth in the Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-284042) which was filed with the Securities and Exchange Commission on December 23, 2024 and amended on Form S-1/A on May 13, 2025. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.

Company Overview

Arrive AI pioneered the smart mailbox for drone deliveries, evolving into a leader in the Autonomous Last Mile (“ALM”). Today, we’re transforming last-mile logistics by enabling secure, seamless exchanges between drones, robots, and people. Our mission is to connect these systems through a universal ALM network of Arrive Points™—smart lockers and mini-cross-docks—powered by an AI-driven ALM platform. This network unlocks exceptional efficiency, accelerating adoption in medical, retail, e-commerce, and beyond, making Arrive AI the intelligent choice for the final inch of automated delivery.

Our patented Arrive Points™ deliver a smart, secure, and seamless solution for automated last-mile delivery. These innovative docks streamline exchanges by eliminating manual intervention and technical barriers, ensuring efficient data validation and synchronization. With robust security, precise tracking, and support for diverse goods—including temperature-controlled options for food and medicine—Arrive Points enhance chain of custody and product integrity. By bridging physical and digital interfaces, they are paving the way for scalable, fully autonomous delivery networks.

We expect to have three primary revenue streams:

1. The Company is currently generating revenue through subscription services for Arrive Points, along with installation, support, and infrastructure agreements with customers. We provide our ALM Access Points to both businesses and consumers through monthly and annual subscription fees. This turnkey service includes hardware, software, support, maintenance, installation/uninstallation, and financing for long-term deployed assets. In Q4 of 2024 we installed third generation Arrive Points (“AP3” units), which began revenue operation in 2025.

2. Data monetization via models and insights generated by machine learning and artificial intelligence (“ML” and “AI”). Machine learning facilitates our systems’ ability to learn and improve from experience using data patterns, while artificial intelligence encompasses broader capabilities and models to simulate human intelligence and decision-making. We plan to use both technologies distinctly:

a. Machine learning: Primarily deployed in our fourth and fifth generation Access Points (“AP4” and “AP5” units) for local IoT (Internet of Things) data processing, edge computing (inferencing) for environment and transactional models, and interactions models for drones and robots.

b. Artificial intelligence: Used more broadly to analyze and derive insights from our network’s transactional and environmental data through complex AI models, but we will also leverage foundational AI models like ChatGPT or LAMA for device-based human interactions.

3. Operational platform fees. Our network of Access Points, the supporting software and AI plus ML, collectively create a platform that is intended to provide valuable services and insights to all stakeholders in the ALM ecosystem. For example, our automated delivery marketplace (“ADM”) will use a Google-AdSense-like market to help prioritize and optimize high-demand access schedules and space availability for our access point network. This platform will provide a broad array of critical functions for the ALM ecosystem including arrival/departure scheduling, space optimization, smart delivery notifications, micro weather conditions, local restrictions, transactional status updates, and automation issues/obstacles. These advanced capabilities will be introduced in our AP5 development and pilot program currently in development.

We differentiate ourselves through a comprehensive, integrated solution:

● Universal Compatibility: Our multi-generational Arrive Points (AP3, AP4, AP5) are being developed for universal support of all drone and robotic delivery systems, overcoming a major hurdle for widespread ALM adoption.

● End-to-End Solution: We combine advanced hardware with a powerful software platform and AI/ML capabilities, offering a complete ecosystem for automated exchange.

● Early Market Penetration: We have already secured pilot programs with significant customers, including a specialty pharmaceutical delivery company, demonstrating early validation and learning opportunities for sustainable economics.

Recent Developments

Effectiveness of S-1 Registration Statement

On May 13, 2025, the Company’s S-1 Registration Statement was declared effective, registering 29,978,212 shares of our common stock representing one hundred percent (100%) of the company’s currently issued and outstanding common stock.

Initial Trading on Nasdaq Global Market

On May 15, 2025, the Company’s common stock began trading on the Nasdaq Global Market under the ticker “ARAI”.

Closing of Equity Line of Credit

On May 15, 2025, the Company closed a financing agreement with an investor. Per the terms of the agreement, the investor transferred $4,000,000 as the initial pre-paid advance. Shares to be issued under the share purchase agreement are included on a resale registration statement filed with the SEC.

New Independent Board Member

On June 2, 2025, the Company named Laurie Tucker as a new independent member of the Board of Directors. Ms. Tucker will serve an initial three-year term and also be the Chairperson of the Compensation Committee.

Results of Operations

Comparison of the Three Months Ended March 31, 2025, and March 31, 2024

	Three Months Ended March 31,		$	%
	2025	2024	Change	Change

GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and wages - office	$1,583,937	$498,401	$1,085,536	218%
Legal and professional fees	200,201	174,916	25,285	14
Research and development	91,263	88,401	2,862	3
Licensing fee	30,000	30,000	-	-
Office supplies and software	22,154	26,741	(4,587)	(17)
Insurance	20,137	19,027	1,110	6
Rent	17,550	13,150	4,400	33
Taxes and licenses	9,651	23,193	(13,542)	(58)
Depreciation and amortization	7,391	7,255	136	2
Interest	321	461	(140)	(30)
All Other General and Administrative Expenses	11,622	34,704	(23,082)	(67)
Total general and administrative expenses	$1,994,227	$916,249	$1,077,978	118%

OTHER INCOME (EXPENSES)
Other income	16,915	-	16,915	-
Miscellaneous expense	(853)	(504)	(349)	69
Total other income (expenses)	$16,062	$(504)	$16,566	3,287%

NET LOSS BEFORE TAXES	$(1,978,165)	$(916,753)	$(1,061,412)	116%

Provision for Income Taxes	-	-	-	-

NET LOSS	$(1,978,165)	$(916,753)	$(1,061,412)	116%

Key Components of Our Results of Operations

Our first quarter results reflect continued investment in our products and services. Operating expenses were higher than the same period in 2024, due mainly to higher compensation expenses in the quarter.

Salaries and wages were higher by $1,085,536 (218%) compared to the same period in 2024. Base wages were lower by $16,097 (6%) due to fluctuations in the full-time workforce. Stock-based compensation increased $1,101,633, as the Company used equity instead of cash as compensation for services.

Legal and professional fees were higher by $25,285 (14%) due mainly to increased filing and maintenance fees associated with its patent portfolio.

Office supplies and software expenses were lower by $4,587 as the Company continued to manage discretionary spending in the quarter to extend the cash runway.

Rent expense was higher by $4,400 compared to the prior year period. In April 2024, the Company moved to a new, larger office space resulting in higher monthly rent expense.

Taxes and license expense was lower by $13,542 in the period, due mainly to lower payroll taxes. The Company deferred certain salaries and wages in the period, including the associated payroll taxes, to extend liquidity prior to closing the direct listing. These payroll taxes were accrued in salaries and wages.

All other general and administrative expenses, in total, were lower by $23,082 due to reduced discretionary spend in all areas.

Liquidity and Capital Resources

Our primary source of liquidity is cash on hand. As of March 31, 2025, our cash totalled $295,368. This represents an increase of $166,050 from the $129,318 on hand at the end of the prior fiscal year. This increase was primarily attributable to net proceeds received from the sales of stock totalling $717,628. These proceeds were used to fund general operating expenses, including salaries, professional services and research and development expenses.

Cash Flow and Liquidity

	Three Months Ended March 31,		$	%
	2025	2024	Change	Change

Net cash provided by (used in):
Operating activities	$(546,671)	$(602,477)	$55,806	9%
Investing activities	(2,832)	-	(2,832)	-
Financing activities	715,553	772,423	(56,870)	(7)
Net increase (decrease) in cash	$166,050	$169,946	$(3,896)	(2)%

Operating Activities

Net cash used in operating activities was $546,671 for the three months ended March 31, 2025, compared to $602,477 for the same period in 2024. The decrease in cash outflows was primarily due to higher use of stock-based compensation in lieu of cash payments to employees, contractors and advisors. Stock-based compensation in the period increased by $1,101,633 compared to the same period in 2024, while the net loss was $1,061,412 higher compared to the prior year period, resulting in a net operating cash flow improvement of $40,221.

Changes in net operating assets and liabilities resulted in a net inflow of $75,858 in the period. This was primarily driven by increases in accrued liabilities ($133,468), prepaid expenses ($7,081), other current assets ($1,412), and credit card payable ($159), offset by a reduction of accounts payable of $66,262. The increase in accrued liabilities was due to an increase of deferred salaries and wages of $113,716 in the period and deferral of licensing fee payments of $20,000.

In the prior-year period, changes in net operating assets and liabilities resulted in a net inflow of $60,409. This was primarily driven by an increase in accrued liabilities ($87,676) and prepaid expenses ($4,377), offset by reductions in accounts payable ($3,554), and credit card payable ($28,090).

Non-cash adjustments to reconcile net loss to cash used in operating activities for the current period included depreciation and amortization of $7,391, compared to $7,255 for the prior year period.

Investing Activities

Net cash used for investing activities was $2,832 in the period. This was due to an increase in construction in progress for final installation costs related to an Arrive Point asset deployed to a customer location.

Financing Activities

Net cash provided by financing activities was $715,553 in the period. This was due to new equity issuances and conversion of outstanding warrants. Funds raised through a crowdfunding campaign included new gross equity investment ($288,002), a net release of funds from prior crowdfunding issuances ($40,219), offset by funding costs associated with the campaign ($59,468), resulting in new funds from crowdfunding of $268,753.

The Company also issued new shares to accredited investors for net proceeds of $152,000, and to an existing investor in exchange for a warrant conversion, resulting in net proceeds of $296,875. Payments made on an outstanding note for the company cargo van totalled $2,075 in the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item because it is a “smaller reporting company.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation of our disclosure controls and procedures as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective for the period covered by this report.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) was identified in the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, Arrive AI Inc. may be subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Other than as set forth below, Arrive AI is not presently a party to any litigation the outcome of which, if determined adversely to us, would in our estimation, have a Material Adverse Effect on our business, operating results, cash flows or financial condition. The following is a summary of the Company’s ongoing legal proceedings:

Byfield Management, Inc. and Ohrn II, Richard B v. Dronedek Corporation. This is an employment action, originally filed in the Hamilton County Court of the State of Indiana Hamilton Superior Court/File: 5 29 D05-2303-PL-002478. Orhn, working as Byfield Management, Inc., was the original chief financial officer of the Company under an oral agreement. The amount in dispute includes two years of salary and stock options. The Company terminated this executive contract for cause. The case was moved to Marion Superior Court No. 2 of the State of Indiana on March 15, 2023 CAUSE NO. 49D02-2305-PL-020604. Plaintiffs alleged breach of employment agreement; breach of stock purchase agreement; breach of fiduciary duties and non-payment of salary, bonuses, and benefits. Arrive terminated Ohrn/Byfield’s employment because of several misrepresentations in connection with the financial stability by Ohrn, including bankruptcy and mortgage foreclosure. Indiana is an at-will employment state. Affirmative defenses and counterclaims were filed, discovery documents have been exchanged by the parties, but no further motions are pending. No trial dates or case management plan has been filed. In May 2024, the court asked for a dismissal which prompted the plaintiff to request some third-party documents. No other motions are pending. The settlement demand includes unpaid salary and stock awards. Arrive has engaged Taft Stettinius & Hollister LLP as its external counsel to represent the company in this matter. The Company firmly believes there is no unpaid salary since there was no written or oral contract of employment. The potential stock issue was never completed. Any partial vesting required a small purchase which never happened in Ohrn’s case, therefore Ohrn held no stock upon termination. Even though plaintiff’s allegations amount to approximately $29 million in total damages, plaintiff’s allegations have no merit, it is not possible at this time to ascertain an exact figure upon the outcome of this litigation through a court’s final decision, or if any damages may be granted at all, in the opinion of the company’s management and litigation counsel, such allegations may not proceed given the facts presented before the court, such as the breach of the plaintiff’s obligations under the agreement and the termination of the agreement by the Company for cause.

An initial Cease and Desist letter on Arrive AI’s trademark from Arrive Logistics was received July 19, 2023. An open, positive discussion is ongoing between counsel.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, the Company is not required to provide risk factors in this report. For our current risk factors relating to our operations see the section entitled “Risk Factors” contained in our Registration Statement on Form S-1 filed with the SEC on December 23, 2024, and amended Form S-1/A filed with the SEC on May 13, 2025.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 13th, 2025, the Company issued the following unregistered securities:

●	3,000,000 shares of common stock to an investor per the terms of the share purchase agreement, including 2,937,500 pre-delivery shares for gross proceeds of $587.50.

●	10,950 shares of common stock to a shareholder for the exercise of outstanding warrants, for gross proceeds of $52,012.50.

●	408 shares of common stock at $13.00 per share to five investors from a crowdfunding campaign, which ended on April 21, 2025, for gross proceeds of $5,304 before offering costs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer
32.2*	Section 906 Certifications of Chief Financial Officer
101 INS**	INSTANCE DOCUMENT
101 SCH**	SCHEMA DOCUMENT
101 CAL**	CALCULATION LINKBASE DOCUMENT
101 LAB**	LABELS LINKBASE DOCUMENT
101 PRE**	PRESENTATION LINKBASE DOCUMENT
101 DEF**	DEFINITION LINKBASE DOCUMENT
104**	COVER PAGE INTERACTIVE DATA FILE - THE COVER PAGE XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT

*	Filed herewith

**	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these Condensed Consolidated Financial Statements; and (vi) the Cover Page to Quarterly Report on our Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 5, 2025	ARRIVE AI INC.

/s/ Todd Pepmeier
Todd Pepmeier
Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

- 30 -