Form 10-Q
period 2025-06-30
Arrive AI Inc.
filed 2025-08-14
CIK 1818274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0002 per share	ARAI	The Nasdaq Stock Market LLC

The number of shares of the registrant’s common stock, par value $0.0002 per share, outstanding as of August 14, 2025, was 33,025,649.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ARRIVE AI INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$607,496	$129,318
Accounts receivable	89,075	-
Prepaid expenses	197,298	55,867
Deferred offering costs	7,182,455	427,898
Other current assets	3,208	4,179

Total current assets	8,079,532	617,262

LONG-TERM ASSETS
Property and equipment, net	126,586	95,425
Patents, net	273,149	273,601
Security deposit	1,500	1,500

Long-term assets	401,235	370,526

TOTAL ASSETS	$8,480,767	$987,788

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$725,083	$1,868,689
Accrued liabilities	52,311	79,556
Credit card payable	13,579	3,636
Convertible note payable, net of discount of $128,000	4,202,000	-
Current portion of note payable	8,827	8,524

Total current liabilities	5,001,800	1,960,405

NONCURRENT LIABILITIES
Note payables, net of current portion	6,068	10,558

Total liabilities	5,007,868	1,970,963

Commitments and Contingencies (See Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0002 par value, 200,000,000 shares authorized, 33,023,385 shares and 29,120,905 issued and outstanding at June 30, 2025, and December 31, 2024, respectively	7,104	6,322
Treasury stock, 2,500,000 at cost	(500)	(500)
Additional paid-in capital, net of offering costs	26,060,146	14,984,561
Subscription receivable	(5,167)	(53,003)
Accumulated deficit	(22,588,684)	(15,920,555)

Total stockholders’ equity (deficit)	3,472,899	(983,175)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,480,767	$987,788

See accompanying condensed notes to unaudited financial statements.

ARRIVE AI INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024

REVENUE	$90,725	$-	$90,725	$-

OPERATING EXPENSES
General and administrative	4,286,558	803,311	6,181,537	1,604,242
Research and development	293,468	452,538	384,731	540,939
Sales and marketing	49,602	226,289	57,263	252,746

Total operating expenses	4,629,628	1,482,138	6,623,531	2,397,927

OTHER INCOME (EXPENSES)
Other income	43,151	24,089	60,066	24,089
Interest expense and bank charges	(194,212)	(1,053)	(195,389)	(2,017)

Total other income (expenses)	(151,061)	23,036	(135,323)	22,072

NET LOSS BEFORE TAXES	(4,689,964)	(1,459,102)	(6,668,129)	(2,375,855)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(4,689,964)	$(1,459,102)	$(6,668,129)	$(2,375,855)

NET LOSS PER SHARE:
Basic and diluted	$(0.15)	$(0.05)	$(0.22)	$(0.08)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	31,543,921	28,950,088	30,637,620	28,903,132

See accompanying condensed notes to unaudited financial statements.

ARRIVE AI INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

	Number of Common Shares	Common Stock ($)	Number of Treasury Shares	Treasury Stock ($)	Additional Paid-In Capital, Net of Offering Costs ($)	Subscription Receivable ($)	Accumulated Deficit ($)	Total Stockholders’ Equity (Deficit) ($)

BALANCE, JANUARY 1, 2025	29,120,905	$6,322	2,500,000	$(500)	$14,984,561	$(53,003)	$(15,920,555)	$(983,175)

Issuance of common stock, net	33,846	6	-	-	380,527	40,219	-	420,752

Issuance of common stock upon exercise of warrants, net	62,500	13	-	-	296,863	-	-	296,876

Issuance of common stock for deferred offering costs	532,913	107	-	-	6,927,762	-	-	6,927,869

Stock-based compensation	84,874	17	-	-	1,348,228	-	-	1,348,245

Net loss	-	-	-	-	-	-	(1,978,165)	(1,978,165)

BALANCE, MARCH 31, 2025	29,835,038	$6,465	2,500,000	$(500)	$23,937,941	$(12,784)	$(17,898,720)	$6,032,402

Issuance of common stock, net	2,941,039	589	-	-	15,402	7,617	-	23,608

Issuance of common stock upon exercise of warrants, net	58,320	12	-	-	277,008	-	-	277,020

Issuance of common stock for options exercise	690	-	-	-	8,970	-	-	8,970

Issuance of common stock for settlement of debt	92,673	19	-	-	1,204,718	-	-	1,204,737

Reclassification of deferred offering costs	-	-	-	-	(871,882)	-	-	(871,882)

Stock-based compensation	95,625	19	-	-	1,487,989	-	-	1,488,008

Net loss	-	-	-	-	-	-	(4,689,964)	(4,689,964)

BALANCE, JUNE 30, 2025	33,023,385	$7,104	2,500,000	$(500)	$26,060,146	$(5,167)	$(22,588,684)	$3,472,899

BALANCE, JANUARY 1, 2024	28,844,643	$6,269	2,500,000	$(500)	$10,924,624	$(25,505)	$(11,382,654)	$(477,766)

Issuance of common stock, net	75,343	15	-	-	824,603	(50,260)	-	774,358

Stock-based compensation	-	-	-	-	246,612	-	-	246,612

Net loss	-	-	-	-	-	-	(916,753)	(916,753)

BALANCE, MARCH 31, 2024	28,919,986	$6,284	2,500,000	$(500)	$11,995,839	$(75,765)	$(12,299,407)	$(373,549)

Issuance of common stock and warrants for cash, net	33,997	6	-	-	356,650	70,219	-	426,875

Stock-based compensation	11,787	2	-	-	359,001	-	-	359,003

Net loss	-	-	-	-	-	-	(1,459,102)	(1,459,102)

BALANCE, JUNE 30, 2024	28,965,770	$6,292	2,500,000	$(500)	$12,711,490	$(5,546)	$(13,758,509)	$(1,046,773)

See accompanying condensed notes to unaudited financial statements.

ARRIVE AI INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2025 and 2024 (Unaudited)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,668,129)	$(2,375,855)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	2,845,223	605,615
Depreciation and amortization	17,118	14,469
Amortization of discount on convertible debt	192,000	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(89,075)	-
Prepaid expenses	(141,431)	(3,381)
Other current assets	971	-
Increase (decrease) in
Accounts payable	61,131	344,817
Accrued liabilities	(27,245)	85,136
Credit card payable	9,943	(24,786)

Net cash used in operating activities	(3,799,494)	(1,353,985)

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress	(47,827)	-

Net cash used in investing activities	(47,827)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	444,360	1,201,233
Proceeds from the exercise of warrants, net	573,896	-
Repayments of note payables	(4,187)	(3,905)
Proceeds from issuance of convertible debt	4,010,000	-
Deferred offering costs	(698,570)	-

Net cash provided by financing activities	4,325,499	1,197,328

NET INCREASE (DECREASE) IN CASH	478,178	(156,657)

CASH, BEGINNING OF PERIOD	129,318	325,472

CASH, END OF PERIOD	$607,496	$168,815

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,939	$888
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Common stock issued as payment of offering costs	$6,927,869	$-
Common stock issued as settlement of legal expenses	$1,204,737	$-
Deferred offering costs recognized as additional paid-in capital	$871,882	$-
Cashless exercise of stock options	$8,970	$-

See accompanying condensed notes to unaudited financial statements.

ARRIVE AI INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the six months ended June 30, 2025

(Unaudited)

1.	NATURE OF OPERATIONS

Arrive AI Inc. (the Company) was incorporated on April 30, 2020, in the State of Delaware as Dronedek Corporation. On July 27, 2023, Dronedek Corporation changed its name to Arrive Technology Inc. On September 27, 2024, Arrive Technology Inc. changed its name to Arrive AI Inc. The Company is a developmental technology company with a focus on designing and implementing a commercially viable smart mailbox for drone, robotic and human package receiving and storage.

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

Basis of Accounting

The financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q of Regulation S-K. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2024. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended December 31, 2024, have been omitted.

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

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company maintains its cash balances at one financial institution. The account is insured by the Federal Deposit Insurance Corporation (FDIC) up to a specified limit. The Company’s balances at the financial institutions periodically exceed federally insured limits. At June 30, 2025 and December 31, 2024, the Company’s uninsured cash balances totaled approximately $357,500 and $0, respectively.

Management believes that the Company is not exposed to any significant risk concerning its cash balances. To date, the Company has not recognized any losses caused by uninsured balances.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are customer obligations due under normal trade terms, which are typically due upon receipt of the invoice. Credit is extended based on evaluation of a customer’s financial condition and collateral is not required. Accounts receivable are stated at amounts due from customers net of an allowance for credit losses. The Company recognizes an allowance for expected credit losses at each balance sheet date. This estimate is derived from a review of the Company’s historical losses based on the aging of receivables. Receivables with similar risk characteristics are pooled for the estimation of expected credits losses. Management adjusts its historical estimate based on its assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. At each reporting date, the Company updates its estimate of expected credit losses to reflect any changes in credit risk since the receivable was initially recorded.

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in earnings in the year of recovery, in accordance with the entity’s accounting policy election. The Company has not incurred material write-offs as a whole for the six months ended June 30, 2025. Based upon the information available, no allowances for credit losses has been recorded as the Company believes the balance is fully collectable.

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

Useful Life

Vehicle and Equipment	2-5 years

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company has three types of long-lived assets: property and equipment, including a vehicle, aerial drones; construction-in-progress (CIP), and intangible patent assets including those acquired by the acquisition of Airbox Technology in 2023. The vehicle and drone hexacopter were evaluated for impairment, and no impairments were considered necessary as of June 30, 2025.

The Company acquired three “Gen 3” (or “AP3”) Arrive Point units in December 2024, and four in April 2025. These units are recorded as construction in progress until they are placed into service. Six units have been delivered to customer sites, one of which has been placed into revenue service in April 2025 and is being depreciated on a straight-lined basis over two years. No impairment loss on these units was recognized as of June 30, 2025.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is derived from consulting and implementation services provided to clients and recurring subscription services for access to the Arrive Point network. Revenue is recognized over time as services are performed, based on the transfer of control to the customer. Contracts are typically short-term in nature and do not contain significant variable consideration or multiple performance obligations.

Disaggregated revenue as of the three and six months ended June 30, 2025 is as follows:

Revenue source

Consulting services	$89,000
Installation services	1,500
Subscription fees	225

TOTAL REVENUE	$90,725

Timing of Revenue Recognition

Services transferred over time	$89,225
Services transferred at a point in time	1,500

TOTAL REVENUE	$90,725

Various economic factors affect the recognition of revenue and cash flows including availability of skilled labor and prompt payment by customers. The Company did not generate revenue during the three or six months ended June 30, 2024. As such, no comparative disaggregation is presented for that period.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the balance sheet. The Company may request advances or deposits from customers before revenue is recognized, which results in contract liabilities. These contract liabilities are released as the performance obligations are satisfied. As of June 30, 2025, there were no such liabilities or contract assets included within the balance sheet. The beginning and ending contract balances were as follows:

	June 30, 2025	January 1, 2025

Accounts receivable	$89,075	$-

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Judgments and Estimates

There are no significant judgments involved in the recognition of revenue from the services provided by the Company.

Equity Financing

The Company engages in equity financing transactions to obtain the funds necessary to continue operations and develop a commercially viable drone delivery system. These equity financing transactions involve the issuance of common stock and may include equity warrants.

Equity warrants are instruments that bestow upon the holder of the instrument the right to buy a particular stock at a predetermined price within a stipulated time frame. Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 480, the Company classified the warrants as equity instruments.

Depending on the terms and conditions of each equity financing transaction, the warrants are exercisable into additional common shares at an agreed-upon price, as defined in the Stock and Warrant Purchase Agreement (“the agreement”) prior to the expiration of the warrants as stipulated by the terms of the transaction in the agreement.

The shares eligible for issuance under the outstanding warrants were registered under the Securities Act of 1933, on July 28, 2025.

Loss per share

The Company follows FASB ASC 260, “Earnings per Share,” resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2025 and 2024, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Comprehensive Loss

The Company follows FASB ASC 220.10, “Reporting Comprehensive Income (Loss).” Comprehensive loss is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net loss. Since the Company has no items of other comprehensive loss, comprehensive loss is equal to net loss.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - Expenses of Offering. During the three and six months ended June 30, 2025, the Company recognized $698,570 and $7,626,439, respectively, in deferred offering costs related to ongoing and anticipated capital raising activities. These costs primarily consisted of legal, advisory, and other professional service fees incurred in connection with financing efforts.

During the six months ended June 30, 2025, the Company raised gross proceeds of $4,711,840, which included $4,330,000 under a prepaid purchase agreement and $381,840 through a crowdfunding offering. Of the total deferred offering costs recognized,  $871,882 were allocated and recognized as a reduction of proceeds raised under the prepaid purchase agreement, based on a pro-rata allocation of total expected funding (Note 8 and 11). In addition, $59,468 and $90,072 of offering costs were directly associated with the crowdfunding raise and were recognized as a reduction to the related proceeds for the three and six months ended June 30, 2025, respectively.

The remaining deferred offering costs are included as current asset on the balance sheet and will be recognized as a reduction to additional paid-in capital upon completion of the related equity offerings.

Research and Development

Research and development (R&D) costs, that do not meet the criteria for capitalization are expensed as incurred. Research and development expenses include fees paid to outside consultants for the Company’s proprietary technology. For the three and six months ended June 30, 2025 and 2024, the Company had R&D costs totaling $293,468 and $384,731 and $452,538 and $540,939, respectively.

Marketing Expenses

The Company uses various marketing methods to create brand awareness to promote and alert the public about future product and service offerings to generate future capital or revenue when a viable product is created. The Company’s policy is to charge marketing costs to expenses in the period they are incurred. Marketing expenses were $49,602 and $57,263 and $226,289 and $252,746 for the three and six months ended June 30, 2025 and 2024, respectively.

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

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

The average fair value of one (1) share of the Company’s common stock was determined to be $13.00 for the period of January 1, 2025 to May 15, 2025 and $12.71 as of December 31, 2024. On May 15, 2025, the Company completed its initial public offering and its common stock began trading on the Nasdaq Stock Exchange. Subsequent to May 15, 2025, the price of the Company’s common stock was determined by the Nasdaq daily closing stock price.

Prior to May 15, 2025, the fair value of common stock is based on the prior Company’s transaction method. The prior company transaction method utilizes actual transactions in the Company’s non-controlling, non-marketable private company equity interests. Therefore, the result is reflective of a non-controlling, non-marketable private company value and no discount for lack of control or marketability was considered necessary in the application of this methodology. As part of this methodology, there are a number of limiting assumptions, however, management believes it appropriately represents the fair market value indication for one (1) share of the Company’s common stock. Since, prior to May 15, 2025, the Company’s stock was not publicly traded, the expected volatility is based on the historical and implied volatility of similar companies whose stock or option prices are publicly available, after considering the industry, stage of the life cycle, size, market capitalization, and financial leverage of the other companies.

Income Taxes

There is no income tax benefit for the losses for the three and six months ended June 30, 2025 and 2024 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2025, the Company had no unrecognized tax benefits, or any tax related interest or penalties, and it does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. There were no changes in the Company’s unrecognized tax benefits during the three- and six-month period ended June 30, 2025. The Company did not recognize any interest or penalties during 2025 related to unrecognized tax benefits.

With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2021 and thereafter are subject to examination by the relevant taxing authorities. Net operating loss (NOL) carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they are generated has been closed by the statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOLs generated as such NOLs are utilized.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying value of the Company’s short-term financial instruments such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair values because of their short maturities. The estimated fair value of the Company’s debt approximates the carrying value due to the interest rates on the debt approximating current market interest rates.

Recently Adopted Accounting Standard

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

Recently Issued Accounting Standard Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, ASC Subtopic “Disaggregation of Income Statement Expenses (ASC 220-40): Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures”. The amendments require additional disclosure of the nature of expenses included in the income statement. The amendments in this update are effective for public business entities for fiscal years, beginning after December 15, 2026. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

3.	SEGMENT REPORTING

The Company’s principal business is described in Note 1.  The Company has determined that it operates in a single operating and reportable segment. The Company’s Chief Financial Officer is designated as the chief operating decision maker (“CODM”).  The CODM evaluates the business as a whole and does not receive discrete financial information for separatee business units. The CODM is responsible for evaluating financial results and making resource allocation decisions.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

3.	SEGMENT REPORTING (Continued)

Significant Segment Expenses

The Company considers the following as significant expenses in evaluating its segment performance:

●	Research and Development: includes costs related to materials and supplies, prototype hardware development, and third-party consulting costs.

●	General and Administrative: includes personnel costs, contractor expenses, and other overhead expenses.

●	Legal and Professional Fees: includes the cost of legal services to expand and maintain the Company’s patent portfolio, fees associated with various business transactions, and compliance with regulatory requirements.

Entity-Wide Disclosures

●	Geographic Revenue Information: For both the three and six months ended June 30, 2025, 100% of the Company’s net sales were generated in the United States.

●	Major Customers: The Company has one customer that accounted for 10% or more of total revenue.

The Company did not generate revenue during the same periods in 2024.

4.	GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

The Company has a minimum cash balance available for payment of ongoing operating expenses. As of June 30, 2025, the Company has an accumulated deficit of $22,588,684 and a net loss for the current period of $(6,668,129). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company. These financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

5.	FAIR VALUE MEASUREMENTS

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2025	December 31, 2024

Vehicle	$58,443	$58,443
Equipment	69,905	50,000
Construction in progress	66,077	38,155

Total property and equipment	194,425	146,598
Less: accumulated depreciation	(67,839)	(51,173)

TOTAL PROPERTY AND EQUIPMENT, NET	$126,586	$95,425

For the three and six months ended June 30, 2025 and 2024, total depreciation expense was $9,576 and $16,666 and $7,030 and $14,126, respectively.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

7.	PREPAID EXPENSES

Prepaid expenses and other current assets consist of the following:

	June 30, 2025	December 31, 2024
Prepaid payroll wages	$38,271	$38,271
Prepaid insurance	79,509	10,017
Prepaid software and other	79,518	7,579

TOTAL PREPAID EXPENSES	$197,298	$55,867
8.	DEFERRED OFFERING COSTS

Pursuant to ASC 340-10-S99-1, costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering. Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the proposed public offering. The Company’s registration statement was declared effective and the stock began trading on May 15, 2025. During the three months ended March 31, 2025, the Company issued 532,913 shares of common stock in exchange for investment banking advisory services with a fair value of $6,927,869, which was recorded as deferred offering costs. During the six months ended June 30, 2025, the Company recorded an additional $698,570 for filing and legal fees related to the transaction. Upon completion of the public listing, $871,882 of the deferred offering costs were recorded as a reduction of the proceeds, in proportion to the funds received from the offering, which were recognized in additional paid-in capital.

9.	PATENTS, NET

Patents consist of the following:

	June 30, 2025	December 31, 2024

Patents	$274,700	$274,700
Less: accumulated amortization	(1,551)	(1,099)

TOTAL PATENTS	$273,149	$273,601

As of June 30, 2025, six of the Company’s fifty-seven international patents were issued and began being amortized over twenty years. As of June 30, 2024, five of the Company’s forty-four patents were approved by the countries in which the patent applications were filed. Amortization expense was $150 and $452 and $184 and $343 for the three and six months ended June 30, 2025 and 2024, respectively.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

10.	NOTE PAYABLE

Note payable consists of the following:

	June 30, 2025	December 31, 2024
Vehicle note payable for $40,248 with monthly installment payments of $799, including interest at 6.99% per annum. The loan is collateralized by the respective vehicle and is due in February 2027.	$14,895	$19,082

Less current portion	(8,827)	(8,524)

LONG-TERM PORTION	$6,068	$10,558

The balance of the above debt matures as follows:

Twelve Months Ending June 30,	Amount
2026	$8,827
2027	6,068

TOTAL	$14,895

Interest expense related to this note payable for the three and six months ended June 30, 2025 and 2024, was $285 and $607 and $427 and $888, respectively.

11.	CONVERTIBLE NOTE PAYABLE

On March 21, 2025, the Company issued a convertible promissory note with a face amount of $4,330,000 to Streeterville Capital LLC (“Streeterville”). The note bears interest at a rate of 8% per annum and matures in August 2025. Under the agreement, Streeterville agrees to purchase an amount of up to $40,000,000 in pre-paid purchases of the Company’s common stock, $0.0002 par value per share. The original principal amount is a $4,330,000 pre-paid purchase with a $4,000,000 initial purchase price and $320,000 original issue discount. In addition, the Company paid $10,000 to cover Streeterville’s transaction expenses, along with 62,500 shares of common stock issued as a commitment fee at closing. In May 2025, Streeterville purchased 2,937,500 shares of common stock, at par value, in exchange for $588. The Company has the right to repurchase these pre-delivery shares at par value.

	June 30, 2025	December 31, 2024

Total	$4,330,000	$-
Less: unamortized discount	(128,000)	-
TOTAL, NET OF DISCOUNT	$4,202,000	$-

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

11.	CONVERTIBLE NOTE PAYABLE (Continued)

During the six months ended June 30, 2025 and 2024, the Company charged to interest expense the amounts of $192,000 and $0, respectively, in connection with the amortization of the discount on this note. The Company charged $0 to interest expense, in connection with the amortization of the discount on this note, during the three months ended June 30, 2025 and 2024.

12.	COMMITMENTS AND CONTINGENCIES

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

FASB ASU No. 2016-02, Topic 842, Leases, allows companies to elect certain policies for short-term leases. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases with an initial term of 12 months or less

Litigation

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

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

13.	RELATED-PARTY TRANSACTIONS

On May 26, 2020, the Company entered into a 3-year agreement with a stockholder of the Company for the use of a patent. Beginning June 1, 2020, the Company began paying the stockholder a monthly license fee of $10,000. Once revenue from sales, rentals, and leases begins, the Company is required to pay $25.00 per unit sold. If the Company does not sell 400 units per month (or $10,000), the original fixed $10,000 is paid. Accordingly, for the three and six months ended June 30, 2025 and 2024, the Company recorded licensing fee costs in the amount of $30,000 and $60,000 each period, respectively.

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

14.	STOCKHOLDERS’ EQUITY

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

During the six months ended June 30, 2025, the Company issued 3,902,480 shares of common stock as follows:

a)	11,692 shares with accredited investors in exchange for cash of $152,000 at an average share price of $13.00 per share. 7,692 of the shares were issued with warrants and deemed as equity, as described in Note 15.
b)	2,937,500 shares with an accredited investor in exchange for cash of $588. The shares were issued at par value, subject to the securities purchase agreement, dated March 21, 2025, by and between Streeterville Capital, LLC and the Company (the “Streeterville Purchase Agreement”), as described in Note 11.
c)	120,820 warrants exercised, for 120,820 shares in exchange for cash of $573,895.
d)	25,693 shares issued through a crowdfunding campaign with other investors in exchange for net cash of $291,773, at an average share price of $11.36 per share after offering costs.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

14.	STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

e)	147,374 shares issued to employees and consultants, recognized as compensation expense, fair valued at $13.00 per share, for a total fair value of $1,915,862, based on the price per stock issued to investors for cash during the period January 1, 2025 to May 15, 2025.
f)	33,815 shares issued in June 2025 to employees or consultants via stock awards, recognized as compensation expense, for a total of $439,595, fair valued based on the Company’s closing stock price on the day the shares were issued.
g)	532,913 shares issued to a consultant via stock awards, recognized as deferred offering costs, fair valued at $13.00 per share, for a total of $6,927,869, based on the price per stock issued to investors for cash.
h)	92,673 shares issued with a consultant as settlement of legal expenses incurred in prior periods, fair valued at $13.00 per share, for a total of $1,204,737, based on the price per stock issued to investors for cash.

15.	WARRANTS

The following table summarizes the warrants outstanding for the six months ended June 30, 2025:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

BALANCE, DECEMBER 31, 2024	227,549	$10.08	$4.76	0.97	$598,996

Granted	7,692	11.00	8.55	3.70	5,231
Exercised	(120,820)	9.52	3.87	-	-
Cancelled/Expired	(6,680)	9.52	3.90	-	-

BALANCE, JUNE 30, 2025	107,741	$10.80	$6.09	1.52	$102,511

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $11.68 for the Company’s common shares on June 30, 2025 and the closing stock price of $12.71 for the Company’s common shares on December 31, 2024.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

16.	EQUITY INCENTIVE PLAN

The Company created the 2023 Equity Incentive Plan (the Plan) on April 27, 2023, under which shares of common stock became available for issuance not to exceed 1,500,000. The Stock Plan is designed to attract, retain, and motivate key employees. Currently, the fair value is recognized as an expense over the vesting period of the award. Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant, vest over a four-year period, and expire after ten years. There are certain situations that may accelerate the vesting or termination of all outstanding options, such as a change in control. As of June 30, 2025, 886,799 shares were available for grant. The compensation expenses related to incentive units is included in general and administrative expenses with a corresponding increased to additional paid-in-capital.

The following table summarizes the options outstanding for the six months ended June 30, 2025:

	Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

BALANCE, DECEMBER 31, 2024	614,704	$0.80	$10.88	8.87	$7,322,656

Exercised	(1,094)	0.76	10.30	-	-
Canceled/Expired	(1,503)	0.76	11.26	-	-

BALANCE, JUNE 30, 2025	612,107	$0.80	$10.88	8.38	$6,661,152

EXERCISABLE, JUNE 30, 2025	205,213	$0.80	$10.86	8.37	$2,232,276

The following table summarizes the nonvested share options for the six months ended June 30, 2025:

	Nonvested Share Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

BALANCE, DECEMBER 31, 2024	452,875	$0.80	$10.89	8.88	$5,396,007

Vested	(44,821)	0.79	10.93	8.41	488,000
Canceled/Expired	(1,160)	0.76	11.36	-	-

BALANCE, JUNE 30, 2025	406,894	$0.80	$10.88	8.38	$4,428,876

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

16.	EQUITY INCENTIVE PLAN (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying share options and the closing stock price of $11.68 for the Company’s common shares on June 30, 2025 and the closing stock price of $12.71 for the Company’s common shares on December 31, 2024.

There were no options granted during the six months ended June 30, 2025. As of June 30, 2025, there was $4,427,738 unrecognized compensation expense related to nonvested stock options to be recognized over the remaining vesting period. Total compensation expense related to stock options during the three and six months ended June 30, 2025 and June 30, 2024 was $244,883 and $489,766 and $246,612 and $462,282, respectively. During the six months ended June 30, 2025 there were 1,094 options exercised in a cashless exchange for 690 shares.

17.	RESEARCH AND DEVELOPMENT TAX CREDITS

The Company qualifies as a small business under Internal Revenue Code Section 41(h) and has elected to apply a portion of its federal research and development (R&D) credit against the employer portion of Social Security payroll taxes, in accordance with IRS Form 6765.

As of June 30, 2025, the Company had $166,499 of unused payroll tax credits. These credits are being applied as an offset to the Company’s payroll tax liability and are recognized as a reduction of payroll tax expense in the period the benefit is realized.

18.	SUBSEQUENT EVENTS

On July 2, 2025, subsequent to the end of the reporting period, Congress enacted the Taxpayer Fairness and Growth Act of 2025, which includes significant amendments to the Internal Revenue Code. Key provisions include:

●	A reduction in the federal corporate income tax rate from 21% to 19%, effective for tax years beginning after January 1, 2026;

●	Limitations on the deductibility of certain interest and R&D expenses;

●	Modifications to the foreign-derived intangible income (“FDII “) and global intangible low-taxed income (“GILTI”) regimes.

The Company is currently evaluating the impact of the legislation on its consolidated financial statements, including deferred tax assets and liabilities. Because the enactment occurred after the end of the reporting period and before issuance of these financial statements, the effects have not been recognized in the accompanying condensed consolidated financial statements as of and for the period ended June 30, 2025, consistent with ASC 740 and ASC 855.

The Company expects the corporate rate reduction to have no material impact on its effective tax rate beginning in fiscal 2026. However, remeasurement of deferred tax balances and the application of new limitations may result in non-cash tax charges in future periods. The Company will continue evaluating the impact and recognize any required adjustments in the period of enactment.

On July 28, 2025 the Company’s resale registration statement on Form S-1 was declared effective by the SEC registering up to 8,125,779 shares of common stock for resale by selling shareholders. This includes 8,000,000 shares issuable under the Steeterville Purchase Agreement, 114,421 shares issuable upon exercise of warrants (6,680 of which have since expired), and 11,358 shares issued after the initial registration.

On August 11, 2025, the Company entered into a Pre-Paid Purchase No. 2 with Streeterville (the “Pre-Paid Purchase No. 2”) pursuant to the Streeterville Purchase Agreement dated March 21, 2025. Under the Pre-Paid Purchase No. 2, the Investor paid $4,000,000 to the Company, representing the purchase price for an unsecured promissory note with an original principal balance of $4,320,000, which included a $320,000 original issue discount.

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

Recent Developments

Hancock Health Deployment

On May 19, 2025, we announced a two-year agreement to deploy patented Arrive Points at Hancock Health, a regional hospital located in Greenfield, Indiana. Under this agreement, Arrive Points will serve as a reliable, chain-of-custody compliant hub for the drop-off and pickup of biospecimens from the cancer center. The first deployment installed two third generation Arrive Points (“AP3”) in conjunction with ground robots in a single route. Initial revenue was recorded in this quarter for the engineering, development and consulting on the project. Recurring subscription service for access to the Arrive network and rolling robots began in August 2025. Additional delivery routes, including drone operations, are being evaluated for expansion in future stages.

Go2Delivery Partnership

On May 20, 2025, we announced a partnership with Go2 Delivery, a Virginia-based courier, to autonomously deliver high-risk, high-value specialty pharmacy products using Arrive AI technology. Go2 Delivery is rolling out Arrive Points initially in Virginia Beach, Virginia. The companies have been testing the process for several months, with the initial units delivered in 2024. We recognized revenue this quarter from the installation of the units and began subscription revenue service in April 2025.

Patents Issued

On June 10, 2025, we announced the issuance of a new U.S. patent. The new patent (US12304671B2) is for the Arrive Points’ ability to heat and cool items on demand and brings our total issued U.S. patents to eight.

Skye Air Mobility Partnership

On June 24, 2025, we announced a new global customer, Skye Air Mobility. Skye Air is India’s dominant and rapidly expanding hyperlocal drone delivery platform, making about 6,000 deliveries per day. Under the terms of the agreement, the two companies will collaborate to deploy up to 500 Arrive Points in India, including the capital of New Delhi. The first Arrive Point units are expected to be delivered to Skye Air by the end of 2025.

Filing of S-8 Registration Statement

On June 13, 2025, we filed a registration statement on Form S-8 to register 1,500,000 shares of common stock, which includes (i) 886,799 shares which may be issued under the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), and (ii) 613,201 shares that may be issued upon exercise of outstanding options granted under the 2023 Plan. The 2023 Plan was adopted by the Company’s board of directors on April 27, 2023, and approved by Daniel S. O’Toole, the Company’s majority shareholder, on April 27, 2023.

Issuance of Shares Under the Equity Incentive Plan

From June 19, 2025 through July 18, 2025, we issued 36,079 fully vested shares under the 2023 Plan to employees, directors, and consultants. A total of 25,932 shares were issued to independent Directors, 4,111 shares were issued to employees, and 6,036 shares were issued to advisors and consultants.

Effectiveness of S-1 Registration Statement

On July 28, 2025, our resale registration statement was declared effective by the SEC registering up to 8,125,779 shares of common stock for resale by selling shareholders. This includes 8,000,000 shares under the Streeterville Purchase Agreement, 114,421 shares issuable upon exercise of outstanding warrants (6,680 of which have since expired), and 11,358 shares issued after the effectiveness of our registration statement on Form S-1 in connection with our direct listing.

Results of Operations

Comparison of the Three Months Ended June 30, 2025, and June 30, 2024

Revenues:

	Three Months Ended June 30,		$	%
	2025	2024	Change	Change

Consulting services	$89,000	$-	$89,000	NM	%
Installation	1,500	-	1,500	NM
Subscription	225	-	225	NM
	$90,725	$-	$90,725	NM	%

During the three months ended June 30, 2025, we recognized total revenues of $90,725. Of this, $89,000 was for design and consulting services, $1,500 for installation fees, and $725 for monthly subscriptions. Consulting services, and installation fees are typically project-based and non-recurring in nature. Subscription services are recurring and paid either up-front or monthly for an annual term. We anticipate these revenue streams to continue in future quarters while we develop new revenue models for the autonomous delivery marketplace and AI data insight monetization.

As a development stage company, during the three months ended June 30, 2024, we had no revenues. Percentage change from the prior year period is therefore not meaningful (“NM”).

Operating Expenses:

	Three Months Ended June 30,		$	%
	2025	2024	Change	Change

General and administrative	$4,286,558	$803,311	$3,483,247	434%
Research and development	293,468	452,538	(159,070)	(35)
Sales and marketing	49,602	226,289	(176,687)	(78)
	$4,629,628	$1,482,138	$3,147,490	212%

Our second quarter results reflect continued investment in product development and marketing activities. This quarter’s general and administrative expenses include one-time costs related to the direct listing and financing transaction.

General and administrative expenses increased by $3,483,247 for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Primary components of general and administrative expenses were:

●	Salaries and benefits in total were $3,538,589, an increase of $2,935,372 from the prior year period. This was driven by $1,866,531 one-time success bonuses paid upon completion of the public listing in May 2025, and higher stock-based compensation in the period.
●	Excluding the one-time bonus costs, base salaries for the period were $167,127, a reduction of $77,088 from the same period in the prior year due to vacancies.
●	Stock-based compensation for the period was $1,496,978, an increase of $1,137,977 from the same period in the prior year.
●	Legal and professional service fees were $511,439, an increase of $433,855 from the same period in the prior year due to higher spend on legal fees related to the direct listing ($249,875), investor relations ($65,815), consulting services ($47,440), transfer agent fees ($18,769) and patent expenses ($15,131).
●	Insurance expense was $54,495, an increase of $38,251 from the same period in the prior year, due to higher directors and officers insurance premiums.

Research and Development expenses were $293,468 for the three months ended June 30, 2025, a decrease of $159,070 as compared to the same period in the prior year. This is due to the timing of vendor engineering projects (lower by $345,845), offset by higher independent contractor spend ($68,525) and one-time success bonuses for independent contractors ($118,250).

Marketing expenses were $49,602 for the three months ended June 30, 2025, a decrease of $176,687 from the same period in the prior year. The decrease is due to one-time expenses in the prior year period for television advertising ($200,000), offset by higher travel and miscellaneous expenses in the current quarter.

Other Income/Expenses:

	Three Months Ended June 30,		$	%
	2025	2024	Change	Change

Other income	$43,151	$24,089	$19,062	79%
Interest expense and bank charges	(194,212)	(1,053)	(193,159)	18,344
	$(151,061)	$23,036	$(174,097)	(756)%

Other income for the three months ended June 30, 2025 was $43,151. Income was recognized from payroll tax refunds earned under the federal R&D tax credit program of $42,857, and interest income of $294.

Interest expense of $194,212 was comprised primarily of the amortization of the original issue discount on the Streeterville convertible note ($192,000), other miscellaneous interest ($1,617) and bank charges ($595).

During the three months ended June 30, 2024, we recognized income from the Indiana EDGE tax credit of $24,089 and no federal R&D tax refunds. Interest expense for the prior-year period was $1,053.

Comparison of the Six Months Ended June 30, 2025, and June 30, 2024

Revenues:

During the six months ended June 30, 2025, we recognized total revenues of $90,725. Of this, $89,000 was for design and consulting services, $1,500 for installation fees, and $725 for monthly subscriptions.

As a development stage company, during the six months ended June 30, 2024, we had no revenues.

Operating Expenses:

	Six Months Ended June 30,		$	%
	2025	2024	Change	Change

General and administrative	$6,181,537	$1,604,242	$4,577,295	285%
Research and development	384,731	540,939	(156,208)	(29)
Sales and marketing	57,263	252,746	(195,483)	(77)
	$6,623,531	$2,397,927	$4,225,604	176%

Our first half results reflect continued investment in product development and marketing activities. General and administrative expenses include one-time costs related to the direct listing and financing transaction.

General and administrative expenses increased by $4,577,295 for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Primary components of general and administrative expenses were:

●	Salaries and benefits in total increased by $4,020,908 from the prior year period. This was driven by $1,866,531 one-time success bonuses paid upon completion of the public listing in May 2025.

●	Excluding the one-time bonus costs, base salaries for the period were $399,186, a reduction of $96,817 from the same period in the prior year due to vacancies.
●	Stock-based compensation for the period was $2,845,223, an increase of $2,239,608 from the same period in the prior year.
●	Legal and professional service fees were $711,641, an increase of $459,140 from the same period in the prior year due to higher spend on legal fees related to the direct listing ($249,875), investor relations ($65,815), compensation consulting ($47,440), transfer agent ($26,589) and higher patent expenses ($27,540).
●	Insurance expense was $74,631, an increase of $39,360 from the same period in the prior year, due to higher directors and officers insurance premiums.

Research and Development expenses were $384,731 for the six months ended June 30, 2025, a decrease of $156,208 as compared to the same period in the prior year. This is due to the timing of vendor engineering projects (lower by $387,864), offset by higher independent contractor spend ($113,406) and one-time success bonuses for independent contractors ($118,250).

Marketing expenses were $57,263 for the six months ended June 30, 2025, a decrease of $195,483 from the same period in the prior year. The decrease is due to one-time expenses in the prior year period for television advertising ($200,000), offset by higher travel and miscellaneous expenses in the current quarter.

Other Income/Expenses:

	Six Months Ended June 30,		$	%
	2025	2024	Change	Change

Other income	$60,066	$24,089	$35,977	149%
Interest expense and bank charges	(195,389)	(2,017)	(193,372)	9,587
	$(135,323)	$22,072	$(157,395)	(713)%

Other income for the six months ended June 30, 2025 was $60,066. Income was recognized from payroll tax refunds earned under the federal R&D tax credit program of $42,857, state tax refund from the EDGE credit of $16,915, and interest income of $294.

Interest expense of $195,389 was comprised primarily of the amortization of the original issue discount on the Streeterville convertible note ($192,000), other miscellaneous interest ($1,939) and bank charges ($1,450).

During the six months ended June 30, 2024, we recognized income from the Indiana EDGE tax credit of $24,089 and no federal R&D tax refunds. Interest expense for the prior-year period was $2,017.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, and the Streeterville Purchase Agreement. As of June 30, 2025, our cash was $607,496. This represents an increase of $478,178 from $129,318 on hand at the end of the prior fiscal year. Proceeds from the sales of common stock and the convertible note were used to fund general operating expenses, including salaries, professional services and research and development expenses. Cash flow was also impacted by significant one-off expenditures related to the public listing, as described in the discussion of operating expenses.

Cash Flow and Liquidity

	Six Months Ended June 30,		$	%
	2025	2024	Change	Change

Net cash provided by (used in):
Operating activities	$(3,799,494)	$(1,353,985)	$(2,445,509)	(181)%
Investing activities	(47,827)	-	(47,827)	-
Financing activities	4,325,499	1,197,328	3,128,171	261
Net increase (decrease) in cash	$478,178	$(156,657)	$634,835	(405)%

Operating Activities

Net cash used in operating activities was $3,799,494 for the six months ended June 30, 2025, compared to $1,353,985 for the same period in 2024. The increase in cash outflows of $2,445,509 was primarily due to our net loss of $6,668,129, offset by non-cash items of stock-based compensation expense of $2,845,223, depreciation and amortization expense of $17,118 and the amortization of a discount on the convertible debt of $192,000.

Other working capital movements in the period resulted in a net cash outflow of $185,706, primarily due to an increase in prepaid expenses of $141,431, accounts receivable of $89,075, and a reduction of accrued liabilities of $27,245. This outflow was partially offset by increases in accounts payable of $61,131 and the credit card payable of $9,943.

For the six months ended June 30, 2024, operating cash flow was comprised of our net loss of $2,375,855, offset by non-cash items of stock-based compensation expense of $605,615 and depreciation and amortization of $14,469. Working capital movements in the prior-year period resulted in net cash inflows of $401,786 due to an increase in accounts payable of $344,817, accrued liabilities of $85,136 offset by outflows due to prepaid expenses ($3,381) and the credit card payable ($24,786).

Investing Activities

Net cash used for investing activities was $47,827 for the six months ended June 30, 2025. This was due to an increase in fixed assets for new Arrive Points placed into service or waiting final installation. No production Arrive Point units or other fixed assets were recorded during the six months ended June 30, 2024.

Financing Activities

Net cash provided by financing activities was $4,325,499 for the six months ended June 30, 2025. On May 15, 2025, we closed the initial pre-paid purchase under the Streeterville Purchase Agreement, resulting in proceeds from the convertible note of $4,010,000. We received net proceeds of $444,360 from other sales of common stock and $573,895 from exercise of outstanding warrants, prior to the direct listing. These cash inflows were offset by payments made on an outstanding note payable of $4,187 and payments for deferred offering costs of $698,570.

For the six months ended June 30, 2024, net cash provided by financing activities was $1,197,328, which included $1,201,233 from sales of common stock, offset by payments made on the notes payable of $3,905.

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

Based on that evaluation of our disclosure controls and procedures as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective for the period covered by this report.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) was identified in the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, Arrive AI Inc. (the “Company) may be subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Other than as set forth below, Arrive AI is not presently a party to any litigation the outcome of which, if determined adversely to us, would in our estimation, have a Material Adverse Effect on our business, operating results, cash flows or financial condition. The following is a summary of the Company’s ongoing legal proceedings:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 11, 2025, the Company entered into a Pre-Paid Purchase No. 2 with Streeterville (the “Pre-Paid Purchase No. 2”) pursuant to the Streeterville Purchase Agreement dated March 21, 2025. Under the Pre-Paid Purchase No. 2, the Investor paid $4,000,000 to the Company, representing the purchase price for an unsecured promissory note with an original principal balance of $4,320,000, which included a $320,000 original issue discount. The instrument bears interest at 8% per annum, compounded daily, and permits the Investor, at its discretion, to apply amounts outstanding toward the purchase of shares of common shares of the Company (“Purchase Shares”) at the lesser of (i) the initial listing reference price on the Company’s common stock on the Nasdaq Global Market, or (ii) 90% of the lowest VWAP over the ten trading days prior to a purchase notice (but not below a $0.25 floor). The issuance of Purchase Shares is subject to a 9.99% beneficial ownership limitation and must be free-trading under an effective registration statement or exemption. The Company may prepay amounts at 115% of the principal being repaid with five trading days’ notice, subject to restrictions, and is obligated to make monthly $550,000 cash repayments (plus accrued interest) upon certain “trigger” events, including sustained price declines below the floor price of $0.25 per share or the share issuance nearing the threshold above which shareholders’ approval is required under the exchange rules. Streeterville may accelerate the Company’s obligation to pay, with default interest at 15% and all outstanding balance becoming immediately due and payable in cash, upon the occurrence of certain events of default include nonpayment, insolvency, covenant breaches, and certain corporate transactions. The Company closed this Pre-Paid Purchase No. 2 on August 11, 2025, and received $4,000,000 in proceeds. The foregoing description of the Pre-Paid Purchase No. 2 is not complete and is qualified in its entirety by reference to the text of such document, which is filed as an exhibit to this quarterly report on Form 10-Q.

Maxim Group LLC (“Maxim”) acted as placement agent for the Pre-Paid Purchase No. 2 and will receive a cash fee equal to 6.0% of the gross proceeds received by us in connection with this transaction. Maxim will also receive a cash fee equal to 6.0% of the gross proceeds from any future pre-paid purchases made pursuant to the Streeterville Purchase Agreement.

Item 6. Exhibits

The following exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description
4.1	2023 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed on June 13, 2025)
10.1	Securities Purchase Agreement between Arrive AI Inc. and Streeterville Capital LLC (incorporated by reference to Exhibit 10.11 to our registration statement on Form S-1 filed on June 17, 2025)
10.2*	Pre-Paid Purchase No. 2, dated August 11, 2025, by and between Arrive AI Inc. and Streeterville Capital LLC
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer
32.2*	Section 906 Certifications of Chief Financial Officer
101 INS**	INSTANCE DOCUMENT
101 SCH**	SCHEMA DOCUMENT
101 CAL**	CALCULATION LINKBASE DOCUMENT
101 LAB**	LABELS LINKBASE DOCUMENT
101 PRE**	PRESENTATION LINKBASE DOCUMENT
101 DEF**	DEFINITION LINKBASE DOCUMENT
104**	COVER PAGE INTERACTIVE DATA FILE - THE COVER PAGE XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT

*	Filed herewith

**	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these Condensed Consolidated Financial Statements; and (vi) the Cover Page to Quarterly Report on our Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2025	ARRIVE AI INC.

/s/ Todd Pepmeier
Todd Pepmeier
Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

- 33 -