Form 10-Q
period 2025-09-30
Arrive AI Inc.
filed 2025-11-14
CIK 1818274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares of the registrant’s common stock, par value $0.0002 per share, outstanding as of November 14, 2025, was 34,213,387.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED FINANCIAL STATEMENTS

ARRIVE AI INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024

ASSETS

CURRENT ASSETS
Cash	$816,715	$129,318
Accounts receivable	4,900	-
Prepaid expenses	164,777	55,867
Deferred offering costs	6,312,586	427,898
Investments at fair value	1,918,995	-
Other current assets	721	4,179

Total current assets	9,218,694	617,262

LONG-TERM ASSETS
Property and equipment, net	152,915	95,425
Right of use assets - operating leases	73,041	-
Patents, net	272,914	273,601
Security deposit	1,500	1,500

Long-term assets	500,370	370,526

TOTAL ASSETS	$9,719,064	$987,788

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$707,100	$1,868,689
Accrued liabilities	205,398	79,556
Credit card payable	8,574	3,636
Current portion of operating lease liability	38,041	-
Convertible note payable, net of discount of $282,667 and issuance costs of $240,000	4,002,333	-
Current portion of note payable	8,982	8,524

Total current liabilities	4,970,428	1,960,405

NONCURRENT LIABILITIES
Noncurrent portion of operating lease liability	35,000	-
Note payables, net of current portion	3,763	10,558

Total liabilities	5,009,191	1,970,963

Commitments and Contingencies (See Note 13)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0002 par value, 200,000,000 shares authorized, 34,233,087 issued and 34,213,387 outstanding as at September 30, 2025, and 29,120,905 issued and outstanding at December 31, 2024	6,845	5,822
Treasury stock, at cost, 19,700 and -0- shares as of September 30, 2025, and December 31, 2024	(74,743)	-
Additional paid-in capital	29,602,998	14,984,561
Subscription receivable	-	(53,003)
Accumulated deficit	(24,825,227)	(15,920,555)

Total stockholders’ equity (deficit)	4,709,873	(983,175)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,719,064	$987,788

See accompanying condensed notes to unaudited financial statements.

ARRIVE AI INC.

 CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

REVENUE	$7,450	$-	$98,175	$-

OPERATING EXPENSES
General and administrative	1,370,347	791,639	7,551,884	2,395,881
Research and development	179,854	7,940	564,585	548,879
Sales and marketing	107,530	28,414	164,793	281,160

Total operating expenses	1,657,731	827,993	8,281,262	3,225,920

OTHER INCOME (EXPENSES)
Other income	23,388	5,434	83,454	29,523
Interest expense and bank charges	(580,021)	(1,192)	(775,410)	(3,209)
Realized gain on investments	46,491	-	46,491	-
Unrealized loss on investments	(76,120)	-	(76,120)	-

Total other income (expenses)	(586,262)	4,242	(721,585)	26,314

NET LOSS BEFORE TAXES	(2,236,543)	(823,751)	(8,904,672)	(3,199,606)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(2,236,543)	$(823,751)	$(8,904,672)	$(3,199,606)

NET LOSS PER SHARE:
Basic and diluted	$(0.07)	$(0.03)	$(0.28)	$(0.11)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	33,241,510	29,000,241	31,515,121	28,935,738

See accompanying condensed notes to unaudited financial statements.

ARRIVE AI INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2025 and 2024 (Unaudited)

	Number of Common Shares	Common Stock ($)	Number of Treasury Shares	Treasury Stock ($)	Additional Paid-In Capital,	Subscription Receivable ($)	Accumulated Deficit ($)	Total Stockholders’ Equity (Deficit) ($)

BALANCE, JANUARY 1, 2025	29,120,905	$5,822	-	$-	$14,984,561	$(53,003)	$(15,920,555)	$(983,175)

Issuance of common stock, net	33,846	6	-	-	380,527	40,219	-	420,752

Issuance of common stock upon exercise of warrants, net	62,500	13	-	-	296,863	-	-	296,876

Issuance of common stock for deferred offering costs	532,913	107	-	-	6,927,762	-	-	6,927,869

Stock-based compensation	84,874	17	-	-	1,348,228	-	-	1,348,245

Net loss	-	-	-	-	-	-	(1,978,165)	(1,978,165)

BALANCE, MARCH 31, 2025	29,835,038	$5,965	-	$-	$23,937,941	$(12,784)	$(17,898,720)	$6,032,402

Issuance of common stock, net	2,941,039	589	-	-	15,402	7,617	-	23,608

Issuance of common stock upon exercise of warrants, net	58,320	12	-	-	277,008	-	-	277,020

Issuance of common stock for options exercise	690	-	-	-	8,970	-	-	8,970

Issuance of common stock for settlement of debt	92,673	19	-	-	1,204,718	-	-	1,204,737

Reclassification of deferred offering costs	-	-	-	-	(871,882)	-	-	(871,882)

Stock-based compensation	95,625	19	-	-	1,487,989	-	-	1,488,008

Net loss	-	-	-	-	-	-	(4,689,964)	(4,689,964)

BALANCE, JUNE 30, 2025	33,023,385	$6,604	-	$-	$26,060,146	$(5,167)	$(22,588,684)	$3,472,899

Issuance of common stock, net	-	-	-	-	(1,471)	5,167	-	3,696

Issuance of common stock for options exercise	83	-	-	-	299	-	-	299

Issuance of common stock for the conversion of convertible notes	1,207,355	241	-	-	4,124,759	-	-	4,125,000

Repurchase of common stock	-	-	19,700	(74,743)	-	-	-	(74,743)

Reclassification of deferred offering costs	-	-	-	-	(869,868)	-	-	(869,868)

Stock-based compensation	2,264	-	-	-	289,133	-	-	289,133

Net loss	-	-	-	-	-	-	(2,236,543)	(2,236,543)

BALANCE, SEPTEMBER 30, 2025	34,233,087	6,845	19,700	(74,743)	29,602,998	-	(24,825,227)	4,709,873

BALANCE, JANUARY 1, 2024	28,844,643	$5,769			$10,924,624	$(25,505)	$(11,382,654)	$(477,766)

Issuance of common stock, net	75,343	15	-	-	824,603	(50,260)	-	774,358

Stock-based compensation	-	-	-	-	246,612	-	-	246,612

Net loss	-	-	-	-	-	-	(916,753)	(916,753)

BALANCE, MARCH 31, 2024	28,919,986	$5,784		-	$11,995,839	$(75,765)	$(12,299,407)	$(373,549)

Issuance of common stock and warrants for cash, net	33,997	6	-	-	356,650	70,219	-	426,875

Stock-based compensation	11,787	2	-	-	359,001	-	-	359,003

Net loss	-	-	-	-	-	-	(1,459,102)	(1,459,102)

BALANCE, JUNE 30, 2024	28,965,770	$5,792			$12,711,490	$(5,546)	$(13,758,509)	$(1,046,773)

Issuance of common stock and warrants	76,661	15	-	-	848,852	(18,418)	-	830,449

Stock-based compensation - stock awards	375	-	-	-	4,494	-	-	4,494

Stock-based compensation - stock options	-	-	-	-	270,011	-	-	270,011

Net loss	-	-	-	-	-	-	(823,751)	(823,751)

BALANCE, SEPTEMBER 30, 2024	29,042,806	$5,807			$13,834,847	$(23,964)	$(14,582,260)	$(765,570)

See accompanying condensed notes to unaudited financial statements.

ARRIVE AI INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2025 and 2024 (Unaudited)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,904,672)	$(3,199,606)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	3,134,655	880,120
Depreciation and amortization	31,048	21,792
Amortization of discount on convertible debt	357,333	-
Amortization of issuance costs on convertible debt	240,000	-
Realized gain on investments	(46,491)	-
Unrealized depreciation on investments	76,120	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(4,900)	-
Prepaid expenses	(108,910)	(63,407)
Other current assets	3,458	-
Increase (decrease) in
Accounts payable	43,148	408,485
Accrued liabilities	125,842	21,889
Credit card payable	4,938	(28,720)

Net cash used in operating activities	(5,048,431)	(1,959,447)

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress	(87,850)	-
Proceeds from sales of investments	3,018,635	-
Purchase of investments	(4,967,259)	-

Net cash used in investing activities	(2,036,474)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	448,056	2,031,682
Purchase of treasury stock	(74,743)	-
Proceeds from the exercise of warrants, net	573,896	-
Repayments of note payables	(6,337)	(5,914)
Proceeds from issuance of convertible debt	7,530,000	-
Deferred offering costs	(698,570)	(100,000)

Net cash provided by financing activities	7,772,302	1,925,768

NET INCREASE (DECREASE) IN CASH	687,397	(33,679)

CASH, BEGINNING OF PERIOD	129,318	325,472

CASH, END OF PERIOD	$816,715	$291,793

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$175,640	$1,277
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Common stock issued as payment of offering costs	$6,927,869	$-
Common stock issued as settlement of legal expenses	$1,204,737	$-
Conversion of notes payable to common stock	$4,125,000	$-
Deferred offering costs recognized as additional paid-in capital	$1,741,750	$-
Cashless exercise of stock options	$9,269	$-

See accompanying condensed notes to unaudited financial statements.

ARRIVE AI INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the nine months ended September 30, 2025

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

Concentration of Credit Risk

The Company maintains its cash balances at two financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to a specified limit. The Company’s balances at the financial institutions periodically exceed federally insured limits. At September 30, 2025 and December 31, 2024, the Company’s uninsured cash balances totaled approximately $541,775 and $0, respectively.

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

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in earnings in the year of recovery, in accordance with the entity’s accounting policy election. The Company has not incurred material write-offs as a whole for the nine months ended September 30, 2025. Based upon the information available, no allowances for credit losses has been recorded as the Company believes the balance is fully collectable.

Property and Equipment

The property and equipment is recorded at cost. The Company’s policy is to depreciate the cost of the property and equipment using the straight-line method over the estimated useful life of the asset. The costs of maintenance and repairs are charged to expense when incurred (none noted in the current or prior year as it relates to vehicles). The useful life of the property and equipment for purposes of computing depreciation is:

Useful Life

Vehicles and Equipment	2-5 years

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company has three types of long-lived assets: property and equipment, including operational Arrive Point units, vehicles, office equipment, and aerial drones; construction-in-progress (CIP), and intangible patent assets including those acquired by the acquisition of Airbox Technology in 2023. The vehicles and drone hexacopter were evaluated for impairment, and no impairments were considered necessary as of September 30, 2025.

The Company acquired three “Gen 3” (or “AP3”) Arrive Point units in December 2024, and four in April 2025. These units are recorded as construction in progress until they are placed into service. Six units have been delivered to customer sites, four of which have been placed into revenue service and are being depreciated on a straight-lined basis over two years. One unit not yet entered into service was damaged beyond repair. An impairment loss of $10,541 was recognized as of September 30, 2025. No impairment loss on these units was recognized as of September 30, 2024.

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

Disaggregated revenue as of the three and nine months ended September 30, 2025 is as follows:

	Three Months	Nine Months
	Ended September 30	Ended September 30
Revenue source

Consulting services	$-	$89,000
Installation services	2,175	3,675
Subscription fees	5,275	5,500

TOTAL REVENUE	$7,450	$98,175
Timing of Revenue Recognition

Services transferred over time	$5,275	$94,500
Services transferred at a point in time	2,175	3,675

TOTAL REVENUE	$7,450	$98,175

The Company did not generate revenue during the three and nine months ended September 30, 2024.

Various economic factors affect the recognition of revenue and cash flows including availability of skilled labor and prompt payment by customers. The Company did not generate revenue during the three or nine months ended September 30, 2024. As such, no comparative disaggregation is presented for that period.

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

Contract Balances (continued)

As of September 30, 2025, there were no such liabilities or contract assets included within the balance sheet. The beginning and ending contract balances were as follows:

	September 30, 2025	January 1, 2025

Accounts receivable	$4,900	$-

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

The shares eligible for issuance under the outstanding warrants were registered under the Securities Act of 1933 on July 28, 2025.

Treasury Stock

In September 2025, the Board of Directors authorized the Company to repurchase shares of common stock. The Company repurchased 19,700 shares for $74,743 during the nine months ended September 30, 2025. The stock is held in Treasury and recorded using the cost method.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per share

The Company follows FASB ASC 260, “Earnings per Share,” resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss for the three and nine months ended September 30, 2025 and 2024, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. See footnotes 16 and 17 for the details on these instruments.

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

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - Expenses of Offering. During the three and nine months ended September 30, 2025, the Company recognized $0 and $7,626,439, respectively, in deferred offering costs related to ongoing and anticipated capital raising activities. These costs primarily consisted of legal, advisory, and other professional service fees incurred in connection with financing efforts.

During the nine months ended September 30, 2025, the Company raised gross proceeds of $9,037,007, which included $8,650,000 under prepaid purchase agreements and $387,007 through a crowdfunding offering. Of the total deferred offering costs recognized, $869,868 and $1,741,750 were allocated and recognized as a reduction of proceeds raised under the prepaid purchase agreements for the three and nine months ended September 30, 2025, respectively, based on a pro-rata allocation of total expected funding (Note 9 and 12). In addition, $1,471 and $91,543 of offering costs were directly associated with the crowdfunding raise and were recognized as a reduction to the related proceeds for the three and nine months ended September 30, 2025, respectively.

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

Research and Development (Continued)

For the three and nine months ended September 30, 2025, and 2024, the Company had R&D costs totaling $179,854 and $564,585 and $7,940 and $548,879, respectively.

Marketing Expenses

The Company uses various marketing methods to create brand awareness to promote and alert the public about future product and service offerings to generate future capital or revenue when a viable product is created. The Company’s policy is to charge marketing costs to expenses in the period they are incurred.

Marketing expenses were $107,530 and $164,793 and $28,414 and $281,160 for the three and nine months ended September 30, 2025 and 2024, respectively.

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

Income Taxes

There is no income tax benefit for the losses for the three and nine months ended September 30, 2025 and 2024 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2025, the Company had no unrecognized tax benefits, or any tax related interest or penalties, and it does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. There were no changes in the Company’s unrecognized tax benefits during the three and nine month period ended September 30, 2025. The Company did not recognize any interest or penalties during 2025 related to unrecognized tax benefits.

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

The Company’s principal business is described in Note 1. The Company has determined that it operates in a single operating and reportable segment. The Company’s Chief Financial Officer is designated as the chief operating decision maker (“CODM”). The CODM evaluates the business as a whole and does not receive discrete financial information for separate business units. The CODM is responsible for evaluating financial results and making resource allocation decisions.

Significant Segment Expenses

The Company considers the following as significant expenses in evaluating its segment performance:

●	Research and Development: Includes costs related to materials and supplies, prototype hardware development, and third-party consulting costs.

●	General and Administrative: Includes personnel costs, contractor expenses, and other overhead expenses.

●	Legal and Professional Fees: Includes the cost of legal services to expand and maintain the Company’s patent portfolio, fees associated with various business transactions, and compliance with regulatory requirements.

Entity-Wide Disclosures

●	Geographic Revenue Information: For both the three and nine months ended September 30, 2025, 100% of the Company’s net sales were generated in the United States.

●	Major Customers: The Company has one customer that accounted for 10% or more of total revenue.

The Company did not generate revenue during the three and nine months ended September 30, 2024.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

4.	GOING CONCERN

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

The Company has a minimum cash balance available for payment of ongoing operating expenses. As of September 30, 2025, the Company has an accumulated deficit of $24,825,227 and a net loss for the current period of $8,904,672. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

5.	FAIR VALUE MEASUREMENTS (Continued)

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value as of September 30, 2025:

	Fair Value of September 30, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$-	$24,940	$-	$24,940
Common stock and Mutual funds	1,918,995	-	-	1,918,995
TOTAL INVESTMENTS AT FAIR VALUE	$1,918,995	$24,940	$-	$1,943,935

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2025	December 31, 2024

Vehicles	$94,751	$58,443
Equipment	115,784	50,000
Construction in progress	23,914	38,155

Total property and equipment	234,449	146,598
Less: accumulated depreciation	(81,534)	(51,173)

TOTAL PROPERTY AND EQUIPMENT, NET	$152,915	$95,425

For the three and nine months ended September 30, 2025 and 2024, total depreciation expense was $13,695 and $30,360 and $7,089 and $21,215, respectively.

7.	PREPAID EXPENSES

Prepaid expenses and other current assets consist of the following:

	September 30, 2025	December 31, 2024
Prepaid payroll wages	$38,271	$38,271
Prepaid insurance	74,929	10,017
Prepaid software and other	51,577	7,579

TOTAL PREPAID EXPENSES	$164,777	$55,867

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

8.	LEASES

The Company leases ground robots from a third-party, which are implemented in customer solutions. The robots are used on delivery routes to transport goods between Arrive Point units.

At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the term, and (3) whether the Company has the right to direct the use of the asset. The Company allocates the consideration in the contract to each lease and non-lease component based on the component’s relative stand-alone price to determine the lease payments. Lease and non-lease components are accounted for separately.

Leases are classified as either finance leases or operating leases based on criteria in Topic 842. The Company has operating leases which are generally comprised of distinctly identified assets (ground robots) whereby the Company derives all economic benefits through customer contracts for use of the service through the term of the contract. The Company may elect to purchase the assets for a residual value at the end of the lease term.

At lease commencement, the Company records a lease liability equal to the present value of the remaining lease payments, discounted using the rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate. A corresponding right-of-use asset (“ROU asset”) is recorded, measured based on the initial measurement of the lease liability. ROU assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Lease expense for operating leases, consisting of lease payments, is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases consists of the amortization of the ROU asset on a straight-line basis over the shorter of the useful life of the asset or the lease term, and interest expense is calculated using the effective interest rate method.

The following is a summary of the lease cost recognized in the Company’s consolidated statement of operations:

Operating Leases	Three months ended September 30, 2025	Nine months ended September 30, 2025
Lease cost in general and administrative expense
Operating lease expense	$8,195	$8,195
Total lease cost in general and administrative expense	$8,195	$8,195

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

8.	LEASES (Continued)

The following is a summary of the impact of the Company’s leases on the statements of cash flows:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Leasing activity in cash flows from operating activities
Operating leases	$12,600	$12,600
Total leasing activity in cash flows from operating activities	$12,600	$12,600

The weighted-average remaining lease term in years and weighted-average discount rate for operating leases at September 30, 2025 is 1.75 and 23.70%.

The future minimum lease payments required under the Company’s leases as of September 30, 2025 are as follows:

Future minimum lease payments
2025	$50,400
2026	37,800
Toal future minimum lease payments	88,200
Less: Amount representing interest	(15,159)
Present value of lease liabilities	73,041
Less: current portion	(38,041)
Long-term portion	$35,000

9.	DEFERRED OFFERING COSTS

Pursuant to ASC 340-10-S99-1, costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering. Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the proposed public offering. The Company’s registration statement was declared effective and the stock began trading on May 15, 2025. During the three months ended March 31, 2025, the Company issued 532,913 shares of common stock in exchange for investment banking advisory services with a fair value of $6,927,869, which was recorded as deferred offering costs. During the six months ended June 30, 2025, the Company recorded an additional $698,570 for filing and legal fees related to the transaction. As of September 30, 2025, $1,741,750 of the deferred offering costs have been recorded as a reduction of the proceeds, in proportion to the funds received from the offering, which were recognized in additional paid-in capital.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

10.	PATENTS, NET

Patents consist of the following:

	September 30, 2025	December 31, 2024

Patents	$274,700	$274,700
Less: accumulated amortization	(1,786)	(1,099)

TOTAL PATENTS	$272,914	$273,601

As of September 30, 2025, six of the Company’s fifty-seven international patents were issued and began being amortized over twenty years. As of September 30, 2024, five of the Company’s forty-four patents were approved by the countries in which the patent applications were filed. Amortization expense was $235 and $688 and $234 and $577 for the three and nine months ended September 30, 2025 and 2024, respectively.

11.	NOTE PAYABLE

Note payable consists of the following:

	September 30, 2025	December 31, 2024
Vehicle note payable for $40,248 with monthly installment payments of $799, including interest at 6.99% per annum. The loan is collateralized by the respective vehicle and is due in February 2027.	$12,745	$19,082

Less current portion	(8,982)	(8,524)

LONG-TERM PORTION	$3,763	$10,558

The balance of the above debt matures as follows:

Twelve Months Ending September 30,	Amount
2026	$8,982
2027	3,763

TOTAL	$12,745

Interest expense related to this note payable for the three and nine months ended September 30, 2025 and 2024, was $248 and $855 and $389 and $1,277, respectively.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

12.	CONVERTIBLE NOTE PAYABLE

On March 21, 2025, the Company issued a convertible promissory note with a face amount of $4,330,000, with a $4,000,000 initial purchase price and a $320,000 original issue discount, to Streeterville Capital LLC (“Streeterville”). On August 11, 2025 the Company issued a second convertible promissory note with a face amount $4,320,000, with a $4,000,000 initial purchase price and a $320,000 original issue discount, to Streeterville. The notes bear interest at a rate of 8% per annum and are pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated March 21, 2025. Under the purchase agreement, Streeterville agrees to purchase an amount of up to $40,000,000 in pre-paid purchases of the Company’s common stock, $0.0002 par value per share. The original principal amount is a $8,650,000 pre-paid purchase with a $8,000,000 initial purchase price and $640,000 original issue discount. In addition, the Company paid $10,000 to cover Streeterville’s transaction expenses, along with 62,500 shares of common stock issued as a commitment fee at closing, with a fair value of $812,500. The commitment fee was recorded as stock based compensation. A 6% fee on gross proceeds due to the Company’s investment banker of $480,000 has been capitalized in the notes payable as issuance costs. The original issue discount and issuance costs are amortized to interest expense using the effective method over a period of six months. In May 2025, Streeterville purchased 2,937,500 shares of common stock, at par value, in exchange for $588. The Company has the right to repurchase these pre-delivery shares at par value.

	September 30, 2025	December 31, 2024
March 21, 2025 issuance	$4,330,000	$-
August 11, 2025 issuance	4,320,000	-
Discount	(640,000)	-
Issuance costs	(480,000)	-
Amortization of discount and issuance costs	597,333	-
Conversion of note	(4,125,000)	-
TOTAL BALANCE	$4,002,333	$-

During the three months ended September 30, 2025, Streeterville converted $4,125,000 of the notes payable for 1,207,355 shares of common stock. Upon conversion, the Company immediately expensed to interest expense the remaining unamortized discount and issuance costs relative to the proportion of notes converted to total outstanding notes. During the three and nine months ended September 30, 2025 and 2024, the Company recognized interest expense associated with the amortization of the discount and issuance costs of $405,333 and $597,333 and $0 and $0, respectively. During the three and nine months ended September 30, 2025, the Company also recognized interest expense of $165,823 and $0, respectively.

13.	COMMITMENTS AND CONTINGENCIES

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

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

13.	COMMITMENTS AND CONTINGENCIES (Continued)

Lease Obligation (Continued)

FASB ASU No. 2016-02, Topic 842, Leases, allows companies to elect certain policies for short-term leases. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases with an initial term of 12 months or less.

Litigation

On September 9, 2025, John Doan and Jami Town named the Company as a defendant in Case No. 3:2025cv00721, pending in U.S. District Court for the Eastern District of Virginia. Doan and Town claim the Company is in breach of contract for loans made to AirBox. The loans were extended to AirBox before the Company purchased its assets in 2023. The Company explicitly acquired only the assets of AirBox and therefore does not believe it is liable for any of its previous liabilities. The Company has filed for removal from the claim. The plaintiffs have filed to have the case remanded to Virginia state court, where it was originally filed on August 13, 2025. Since this matter is still in its initial stages, the Company is unable to predict the outcome at this time.

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

14.	RELATED-PARTY TRANSACTIONS

On May 26, 2020, the Company entered into a three year agreement with a stockholder of the Company for the use of a patent. Beginning June 1, 2020, the Company began paying the stockholder a monthly license fee of $10,000. Once revenue from sales, rentals, and leases begins, the Company is required to pay $25.00 per unit sold. If the Company does not sell 400 units per month (or $10,000), the original fixed $10,000 is paid. Accordingly, for the three and nine months ended September 30, 2025 and 2024, the Company recorded licensing fee costs in the amount of $30,000 and $90,000 each period, respectively.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

14.	RELATED-PARTY TRANSACTIONS (Continued)

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

15.	STOCKHOLDERS’ EQUITY

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

During the nine months ended September 30, 2025, the Company issued 5,112,182 shares of common stock as follows:

a)	11,692 shares with accredited investors in exchange for cash of $152,000 at an average share price of $13.00 per share. 7,692 of the shares were issued with warrants and deemed as equity, as described in Note 16.
b)	2,937,500 shares with an accredited investor in exchange for cash of $588. The shares were issued at par value, subject to the securities purchase agreement, dated March 21, 2025, by and between Streeterville Capital, LLC and the Company (the “Purchase Agreement”), as described in Note 12.
c)	120,820 warrants exercised, for 120,820 shares in exchange for cash of $573,895.
d)	25,693 shares issued through a crowdfunding campaign with other investors in exchange for net cash of $295,469, at an average share price of $11.50 per share net of offering costs.
e)	147,374 shares issued to employees and consultants, recognized as compensation expense, fair valued at $13.00 per share, for a total fair value of $1,915,862, based on the price per stock issued to investors for cash during the period January 1, 2025 to May 15, 2025.
f)	35,389 shares issued to employees or consultants via stock awards, recognized as compensation expense, for a total of $451,567, fair valued based on the Company’s closing stock price on the day the shares were issued.
g)	773 shares issued for the cashless exercise of vested options under the 2023 equity incentive plan, for a total of $9,269, fair value based on the Company’s closing stock price on the day the shares were exercised.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

15.	STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

h)	532,913 shares issued to a consultant via stock awards, recognized as deferred offering costs, fair valued at $13.00 per share, for a total of $6,927,869, based on the price per stock issued to investors for cash.
i)	92,673 shares issued with a consultant as settlement of legal expenses incurred in prior periods, fair valued at $13.00 per share, for a total of $1,204,737, based on the price per stock issued to investors for cash.
j)	1,207,355 shares issued, with a fair value of $4,125,000, as a conversion of $4,125,000 notes payable, as described in Note 12.

,

Share Repurchase Program

On September 8, 2025, the Company announced a new share repurchase program (the “Repurchase Program”), pursuant to which the Company may purchase up to $10 million of its common stock through March 31, 2026.

Share repurchases under the Repurchase Program may be made from time to time through various means, including open market purchases, privately negotiated transactions, and/or pursuant to Rule 10b5-1 trading plans, in each case in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The timing, volume, and nature of share repurchases pursuant to the Repurchase Program are at the discretion of management and may be suspended or discontinued at any time. Shares repurchased under the Repurchase Program are held for sale and are included in the category of treasury stock.

The following table sets forth the Company’s share repurchases:

Three and nine months ended September 30, 2025
Total number of shares repurchased	19,700
Amount repurchased	$74,743
Average price per share	$3.79

Share repurchases for the three months ended September 30, 2025 were made on the open market subject to regulatory constraints. As of September 30, 2025, the Company had approximately $9.925 million available for repurchase remaining under the repurchase program.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

16.	WARRANTS

The following table summarizes the warrants outstanding as of September 30, 2025:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

BALANCE, DECEMBER 31, 2024	227,549	$10.08	$4.76	0.97	$598,996

Granted	7,692	11.00	8.55	3.45	-
Exercised	(120,820)	9.52	3.87	-	-
Cancelled/Expired	(6,680)	9.52	3.90	-	-

BALANCE, SEPTEMBER 30, 2025	107,741	$10.80	$6.09	1.27	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $3.64 for the Company’s common shares on September 30, 2025 and the closing stock price of $12.71 for the Company’s common shares on December 31, 2024.

17.	EQUITY INCENTIVE PLAN

The Company created the 2023 Equity Incentive Plan (the Plan) on April 27, 2023, under which shares of common stock became available for issuance not to exceed 1,500,000. The Stock Plan is designed to attract, retain, and motivate key employees. Currently, the fair value is recognized as an expense over the vesting period of the award. Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant, vest over a four-year period, and expire after ten years. There are certain situations that may accelerate the vesting or termination of all outstanding options, such as a change in control. As of September 30, 2025, 854,042 shares were available for grant. The compensation expenses related to incentive units is included in general and administrative expenses with a corresponding increase to additional paid-in-capital.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

17.	EQUITY INCENTIVE PLAN (Continued)

The following table summarizes the options outstanding as of September 30, 2025:

	Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

BALANCE, DECEMBER 31, 2024	614,704	$0.80	$10.88	8.87	$7,322,656

Granted	-	-	-	-	-
Exercised	(1,251)	0.76	10.30	-	-
Canceled/Expired	(4,135)	0.76	11.69	-	-

BALANCE, SEPTEMBER 30, 2025	609,318	$0.80	$10.87	8.12	$1,731,782

EXERCISABLE, SEPTEMBER 30, 2025	226,590	$0.80	$10.87	8.12	$643,211

The following table summarizes the nonvested share options for the nine months ended September 30, 2025:

	Nonvested Share Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

BALANCE, DECEMBER 31, 2024	452,875	$0.80	$10.89	8.88	$5,396,007

Vested	(66,737)	0.79	10.92	8.15	190,042
Canceled/Expired	(3,079)	0.76	12.38	-	-

BALANCE, SEPTEMBER 30, 2025	382,729	$0.80	$10.87	8.13	$1,088,571

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying share options and the closing stock price of $3.64 for the Company’s common shares on September 30, 2025 and the closing stock price of $12.71 for the Company’s common shares on December 31, 2024.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

17.	EQUITY INCENTIVE PLAN (Continued)

There were no options granted during the nine months ended September 30, 2025. As of September 30, 2025, there was $4,161,913 unrecognized compensation expense related to nonvested stock options to be recognized through June 30, 2028. Total compensation expense related to stock options during the three and nine months ended September 30, 2025 and September 30, 2024 was $268,191 and $757,957 and $270,011 and $732,293, respectively. During the nine months ended September 30, 2025 there were 1,251 options exercised in a cashless exchange for 773 shares.

Additionally, fully vested stock awards of 2,264 and 35,389 shares were issued under the Plan to employees during the three and nine months ended September 30, 2025 resulting in compensation expense of $20,942 and $541,567, respectively.

18.	RESEARCH AND DEVELOPMENT TAX CREDITS

The Company qualifies as a small business under Internal Revenue Code Section 41(h) and has elected to apply a portion of its federal research and development (R&D) credit against the employer portion of Social Security payroll taxes, in accordance with IRS Form 6765.

As of September 30, 2025, the Company had $226,011 of unused payroll tax credits. These credits are being applied as an offset to the Company’s payroll tax liability and are recognized as a reduction of payroll tax expense in the period the benefit is realized.

19. SUBSEQUENT EVENTS

On October 1, 2025, the Company signed a new five-year lease agreement for office space in Fishers Indiana. The lessor and building owner is a related party owned by the Company’s CEO Dan O’Toole. Under the triple-net lease, the Company is responsible for monthly rent expense plus taxes, insurance and common area maintenance. The lease term is October 1, 2025 through September 30, 2030, with a monthly rent payment of $54,366.

On October 2, 2025 the Company was the plaintiff in a lawsuit filed in federal court in the Southern District of Indiana for misappropriation of trade secrets. Taft, Stettinius & Hollister, LLP is representing the Company in the matter. Since this matter is still in its initial stages, the Company is unable to predict the outcome at this time.

On October 6, 2025, the Company awarded 21,876 restricted stock units with a fair value of $108,942 to three independent board members for their services during the third quarter of 2025. These shares vest on September 30, 2026 and are expensed as compensation expense over the vesting period.

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

Company Overview

Arrive AI pioneered the smart mailbox for drone deliveries, evolving into a leader in the Autonomous Last Mile (“ALM”). Today, we are transforming last-mile logistics by enabling secure, seamless exchanges between drones, robots, and people. Our mission is to connect these systems through a universal ALM network of Arrive Points™—smart lockers and mini-cross-docks—powered by an AI-driven ALM platform. This network unlocks exceptional efficiency, accelerating adoption in medical, retail, e-commerce, and beyond, making Arrive AI the intelligent choice for the final inch of automated delivery.

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

We expect to have three primary revenue streams:

1. The Company is currently generating revenue through subscription services for Arrive Points, along with installation, support, and infrastructure agreements with customers. We provide our ALM access points to both businesses and consumers through monthly and annual subscription fees. This turnkey service includes hardware, software, support, maintenance, installation/uninstallation, and financing for long-term deployed assets. In Q4 of 2024 we installed third-generation Arrive Points (“AP3” units), which began revenue operation in 2025.

2. Data monetization via models and insights generated by machine learning and artificial intelligence (“ML” and “AI”). Machine learning facilitates our systems’ ability to learn and improve from experience using data patterns, while artificial intelligence encompasses broader capabilities and models to simulate human intelligence and decision-making. We plan to use both technologies distinctly:

a. Machine learning: Primarily deployed in our fourth and fifth-generation Arrive Points (“AP4” and “AP5” units) for local IoT (Internet of Things) data processing, edge computing (inferencing) for environment and transactional models, and interactions models for drones and robots.

b. Artificial intelligence: Used more broadly to analyze and derive insights from our network’s transactional and environmental data through complex AI models, but we will also leverage foundational AI models like ChatGPT or LAMA for device-based human interactions.

3. ALM Marketplace. Our network of Arrive Points, the supporting software and AI plus ML, collectively create a platform that is intended to provide valuable services and insights to all stakeholders in the ALM ecosystem. For example, our automated delivery marketplace (“ADM”) will use a Google-AdSense-like market to help prioritize and optimize high-demand access schedules and space availability for our access point network. This platform will provide a broad array of critical functions for the ALM ecosystem including arrival/departure scheduling, space optimization, smart delivery notifications, micro weather conditions, local restrictions, transactional status updates, and automation issues/obstacles. These advanced capabilities will be introduced in our AP5 development and pilot program currently in development.

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

● Early Market Penetration: We have already secured pilot programs with significant customers, including a regional hospital and a specialty pharmaceutical delivery company, demonstrating early validation and learning opportunities for sustainable economics.

Capitalization and Dilution

As of September 30, 2025, we had 34,213,387 shares outstanding. On a fully diluted basis, including outstanding warrants (exercisable for 107,741 shares) and options (exercisable for 609,318 shares), our total share count is 34,930,446. Additionally, under the Streeterville Purchase Agreement (the “Purchase Agreement”), up to 6,792,645 remaining shares may be issuable at a discount to the market price. The Purchase Agreement also specifies the re-purchase of 2,937,500 outstanding pre-delivery shares at par value upon expiration or termination of the agreement.

The table below illustrates potential dilution under different conversion scenarios (unaudited):

Scenario

	Shares Outstanding	% Increase

Current Outstanding (9/30/2025)	34,213,387	-%
With all options and warrants exercised	34,930,446	2%
With maximum Streeterville issuance	41,723,091	22%
With re-purchase of pre-delivery shares	38,785,591	13%

These potential issuances could materially dilute existing stockholders, particularly if conversion occurs at depressed share prices.

Recent Developments

Share Repurchase Program

On September 8, 2025, we announced a share repurchase program of up to $10 million of the Company’s common stock, par value $0.0002 per share, from September 8, 2025 through March 31, 2026. Repurchases may be made from time to time in the open market, through privately negotiated transactions, or under Rule 10b5-1 trading plans, in each case in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and subject to market conditions and other factors, including customary blackout periods. The program may be modified, suspended, or terminated at any time at the Company’s discretion. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including price, liquidity, and alternative uses of capital.

The Company repurchased 9,700 shares on the open market on September 9, 2025, in multiple lots at an average price of $3.54 per share, and 10,000 shares on the open market on September 11, 2025, in multiple lots at an average price of $4.04 per share.

Issuance of Shares Under the Equity Incentive Plan

On July 18, 2025, we issued 2,264 fully vested shares under the 2023 Equity Incentive Plan to a consultant. On October 6, 2025, we issued 21,876 restricted stock units under the plan to three independent directors, subject to a one-year vesting.

Results of Operations

Comparison of the Three Months Ended September 30, 2025, and September 30, 2024

Revenues:

	Three Months Ended September 30,		$	%
	2025	2024	Change	Change

Consulting services	$-	$-	$-	NM	%
Installation	2,175	-	2,175	NM
Subscription	5,275	-	5,275	NM
	$7,450	$-	$7,450	NM	%

During the three months ended September 30, 2025, we recognized total revenues of $7,450. Of this, $5,275 was for monthly subscriptions, and $2,175 was for installation fees. Consulting services, and installation fees are typically project-based and non-recurring in nature. Subscription services are recurring and paid either up-front or monthly for an annual term. We anticipate these revenue streams to continue in future quarters while we develop new revenue models for the autonomous delivery marketplace and AI data insight monetization.

As a development stage company, during the three months ended September 30, 2024, we had no revenues. Percentage change from the prior year period is therefore not meaningful (“NM”).

Operating Expenses:

	Three Months Ended September 30,		$	%
	2025	2024	Change	Change

General and administrative	$1,370,347	$791,639	$578,708	73%
Research and development	179,854	7,940	171,914	2,165
Sales and marketing	107,530	28,414	79,116	278
	$1,657,731	$827,993	$829,738	100%

Our third quarter results reflect growing investment in the team size, product development and marketing activities.

General and administrative expenses increased by $578,708 to $1,370,347 for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. Primary components of general and administrative expenses were:

●	Salaries and benefits in total were $855,046, an increase of $338,796 from the prior year period, reflecting new hiring in product development, engineering and sales and marketing.
●	Base salaries for the period were $540,323, an increase of $305,639 from the same period in the prior year. As of September 30, 2025, the Company had 33 full-time salaried employees, compared with 8 in the same period last year.
●	Stock-based compensation for the period was $289,432, an increase of $14,927 from the same period in the prior year.
●	Legal and professional service fees were $238,677, an increase of $90,099 from the same period in the prior year due to higher spend on investor relations ($40,483), patent expenses ($32,716), compliance ($20,495), and litigation ($18,635), offset by lower consulting services.
●	Insurance expense was $72,421, an increase of $54,475 from the same period in the prior year, due to higher directors’ and officers’ insurance premiums.
● ●

Information technology expense was $46,289, an increase of $37,390 from the same period in the prior year, due to onboarding a new service provider.

General and administrative expense also includes an impairment charge in the current period of $10,541 related to a damaged asset in construction in process.

Research and Development expenses were $179,854 for the three months ended September 30, 2025, an increase of $171,914 as compared to the same period in the prior year. This is primarily due to higher independent contractor spend ($42,911) and a one-time vendor credit in the prior year period of $129,351.

Marketing expenses were $107,530 for the three months ended September 30, 2025, an increase of $79,116 from the same period in the prior year. The increase is due to higher travel expenses ($58,821) and advertising expenses ($20,295) in the current quarter.

Other Income/Expenses:

	Three Months Ended September 30,		$	%
	2025	2024	Change	Change

Other income	$23,388	$5,434	$17,954	330%
Interest expense and bank charges	(580,021)	(1,192)	(578,829)	48,559
Realized gain (loss) on investments	46,491	-	46,491	NM
Unrealized gain (loss) on investments	(76,120)	-	(76,120)	NM
	$(586,262)	$4,242	$(590,504)	(13,920)%

Other income for the three months ended September 30, 2025, was $23,388. Income was recognized from payroll tax refunds earned under the federal R&D tax credit program of $18,780, and interest income of $4,608.

Interest expense of $580,021 was comprised primarily of investment banking charges resulting from the issuance of the convertible note ($240,000), the amortization of the original issue discount ($165,333), and accrued interest on the note ($165,832). Interest accrued on a right to use asset was $4,405, and other miscellaneous interest and bank fees was $4,451 in the period.

Realized gains on investments were $46,491, and unrealized losses were $76,120 for the quarter ended September 30, 2025. During the quarter, the Company engaged in speculative trading of derivatives, primarily options, resulting in a net realized gain of $104,635. The Company’s short-term investments, primarily in marketable securities, contributed a realized net loss of $58,144 and unrealized net loss of $76,120 for the quarter. These activities are part of the Company’s strategy to generate short-term returns on excess cash.

During the three months ended September 30, 2024, we recognized income from a corporate card rebate program ($5,434). Interest expense and bank fees for the prior-year period were $1,175.

During the three months ended September 30, 2024, we had no realized or unrealized gains or losses on investments. Percentage change from the prior year period is therefore not meaningful (“NM”)

Comparison of the Nine Months Ended September 30, 2025, and September 30, 2024

Revenues:

	Nine Months Ended September 30,		$	%
	2025	2024	Change	Change

Consulting services	$89,000	$-	$89,000	NM	%
Installation	3,675	-	3,675	NM
Subscription	5,500	-	5,500	NM
	$98,175	$-	$98,175	NM	%

During the nine months ended September 30, 2025, we recognized total revenues of $98,175. Of this, $89,000 was for design and consulting services, $3,675 for installation fees, and $5,500 for monthly subscriptions.

As a development stage company, during the nine months ended September 30, 2024, we had no revenues.

Operating Expenses:

	Nine Months Ended September 30,		$	%
	2025	2024	Change	Change

General and administrative	$7,551,884	$2,395,881	$5,156,003	215%
Research and development	564,585	548,879	15,706	3
Sales and marketing	164,793	281,160	(116,367)	(41)
	$8,281,262	$3,225,920	$5,055,342	157%

Our nine months ended September 30, 2025 results reflect continued investment in product development and marketing activities. General and administrative expenses include one-time costs related to the direct listing and financing transaction.

General and administrative expenses increased by $5,156,003 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. Primary components of general and administrative expenses were:

●	Salaries and benefits in total increased by $4,359,704 from the prior year period. This was impacted by $1,866,531 one-time success bonuses paid upon completion of the public listing in May 2025.

●	Excluding the one-time bonus costs, base salaries for the period were $730,687, an increase of $208,822 from the same period in the prior year due to new hiring in product development, engineering and sales and marketing. As of September 30, 2025, the Company had 33 full-time salaried employees, compared with 8 in the same period last year.
●	Stock-based compensation for the period was $3,134,655, an increase of $2,254,535 from the same period in the prior year.
●	Legal and professional service fees were $950,017, an increase of $549,239 from the same period in the prior year due to higher spend on legal fees related to the direct listing ($260,383), investor relations ($106,298), compensation consulting ($77,140), patent expenses ($54,745), and higher transfer agent fees ($19,869).
●	Insurance expense was $147,052, an increase of $93,835 from the same period in the prior year, due to higher directors and officers insurance premiums.

Research and Development expenses were $564,585 for the nine months ended September 30, 2025, an increase of $15,706 as compared to the same period in the prior year. This is primarily due to the timing of vendor engineering projects (lower by $258,861), offset by higher independent contractor spend ($159,342) and one-time success bonuses for independent contractors ($118,250).

Marketing expenses were $164,793 for the nine months ended September 30, 2025, a decrease of $116,367 from the same period in the prior year. The decrease is due to one-time expenses in the prior year period for television advertising ($200,000), offset by higher travel, meals and entertainment expenses ($63,017), and other marketing expenses ($20,616).

Other Income/Expenses:

	Nine Months Ended September 30,		$	%
	2025	2024	Change	Change

Other income	$83,454	$29,523	$53,931	183%
Interest expense and bank charges	(775,410)	(3,209)	(772,201)	24,064
Realized gain (loss) on investments	46,491	-	46,491	NM
Unrealized gain (loss) on investments	(76,120)	-	(76,120)	NM
	$(721,585)	$26,314	$(747,899)	(2,842)%

Other Income of $83,454 for the nine months ended September 30, 2025 was recognized from payroll tax refunds earned under the federal R&D tax credit program of $61,637, state tax refund from the EDGE credit of $16,915, and interest income of $4,902.

Interest expense of $775,410 for the nine months ended September 30, 2025 was comprised primarily of investment banking charges resulting from the issuance of the convertible note ($240,000), the amortization of the original issue discount ($357,333), and accrued interest on the note ($165,832). Interest accrued on a right to use asset was $4,405, and other miscellaneous interest and bank fees was $7,840 in the period.

Realized gains on investments were $46,491, and unrealized losses were $76,120 for the nine months ended September 30, 2025. During the quarter, the Company engaged in speculative trading of derivatives, primarily options, resulting in a net realized gain of $104,635. The Company’s short-term investments, primarily in marketable securities, contributed a realized net loss of $58,144 and unrealized net loss of $76,120 for the nine months ended September 30, 2025. These activities are part of the Company’s strategy to generate short-term returns on excess cash.

During the nine months ended September 30, 2024, we recognized income from the Indiana EDGE tax credit of $24,089 and no federal R&D tax refunds. We also recognized income from a corporate card rebate program ($5,434). Interest expense and bank fees for the prior-year period was $3,209.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, short-term liquid investments, and the Streeterville Purchase Agreement. As of September 30, 2025, our cash was $816,715, and short-term investments were $1,918,995. There is currently $32 million available under the Streeterville Purchase Agreement.

The balance of cash on-hand and short-term investments represents approximately three and one-half months of runway based on our current average operating losses. Including the remaining proceeds from the Purchase Agreement, our currently available funds are sufficient to fund operations with an increasing burn rate for more than twelve months.

Cash Flow and Liquidity

	Nine Months Ended September 30,		$	%
	2025	2024	Change	Change

Net cash provided by (used in):
Operating activities	$(5,048,431)	$(1,959,447)	$(3,088,984)	(158)%
Investing activities	(2,036,474)	-	(2,036,474)	-
Financing activities	7,772,302	1,925,768	5,846,534	304
Net increase (decrease) in cash	$687,397	$(33,679)	$721,076	(2,141)%

Operating Activities

Net cash used in operating activities was $5,048,431 for the nine months ended September 30, 2025, compared to $1,959,447 for the same period in 2024. The increase in cash outflows of $3,088,984 was primarily due to our increased net loss.

For the nine months ended September 30, 2025, our net loss of $8,904,672 was offset by non-cash items of stock-based compensation expense of $3,134,655, depreciation and amortization expense of $31,048, the amortization of a discount on the convertible debt of $357,333 and amortization of the $240,000 debt issuance costs.

Other working capital movements in the period resulted in a net cash inflow of $185,706, primarily due to an increase in accrued liabilities ($125,842), accounts payable ($43,148), credit card payable ($4,938), and other current assets ($3,458). These inflows were offset by an increase in prepaid expenses of $108,910, accounts receivable of $4,900.

For the nine months ended September 30, 2024, operating cash flow used of $1,959,447 was comprised of our net loss of $3,199,606, offset by non-cash items of stock-based compensation expense of $880,120 and depreciation and amortization of $21,792. Working capital movements in the prior-year period resulted in net cash inflows of $338,247 due to an increase in accounts payable of $408,485, accrued liabilities of $21,889 offset by outflows due to prepaid expenses ($63,407) and the credit card payable ($28,720).

Investing Activities

Net cash used for investing activities was $2,036,474 for the nine months ended September 30, 2025. This was due to an increase in fixed assets for new Arrive Points placed into service or waiting final installation ($87,850). We also incurred a net cash outflow from sales and purchases of short-term investments of $1,948,624. No fixed assets or other investing activities were recorded during the nine months ended September 30, 2024.

Financing Activities

Net cash provided by financing activities was $7,772,302 for the nine months ended September 30, 2025. We received $7,530,000 in proceeds from issuance of convertible debt under the Purchase Agreement. We received net proceeds of $448,056 from other sales of common stock and $573,896 from exercise of outstanding warrants, prior to the direct listing. These cash inflows were offset by payments made on an outstanding note payable of $6,337 and payments for deferred offering costs of $698,570. We made purchases of our common stock under the share repurchase program of $74,743 in the period.

For the nine months ended September 30, 2024, net cash provided by financing activities was $1,925,768, which included $2,031,682 from sales of common stock, offset by payments made on the notes payable of $5,914 and the payment of deferred offering costs of $100,000.

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

Based on that evaluation of our disclosure controls and procedures as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective for the period covered by this report.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) was identified in the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Byfield Management, Inc. and Ohrn II, Richard B v. Dronedek Corporation. This is an employment action, originally filed in the Hamilton County Court of the State of Indiana Hamilton Superior Court/File: 5 29 D05-2303-PL-002478. Orhn, working as Byfield Management, Inc., was the original chief financial officer of the Company under an oral agreement. The amount in dispute includes two years of salary and stock options. The Company terminated this executive contract for cause. The case was moved to Marion Superior Court No. 2 of the State of Indiana on March 15, 2023 CAUSE NO. 49D02-2305-PL-020604. Plaintiffs alleged breach of employment agreement; breach of stock purchase agreement; breach of fiduciary duties and non-payment of salary, bonuses, and benefits. Arrive terminated Ohrn/Byfield’s employment because of several misrepresentations in connection with the financial stability by Ohrn, including bankruptcy and mortgage foreclosure. Indiana is an at-will employment state. Affirmative defenses and counterclaims were filed, discovery documents have been exchanged by the parties, but no further motions are pending. No trial dates or case management plan has been filed. In May 2024, the court asked for a dismissal which prompted the plaintiff to request some third-party documents. No other motions are pending. The settlement demand includes unpaid salary and stock awards. Arrive has engaged Taft Stettinius & Hollister LLP as its external counsel to represent the company in this matter. Although plaintiff’s allegations amount to approximately $29 million in total damages, it is not possible at this time to ascertain an exact figure upon the outcome of this litigation through a court’s final decision, or if any damages may be granted at all.

An initial Cease and Desist letter on Arrive AI’s trademark from Arrive Logistics was received July 19, 2023. An open, positive discussion is ongoing between counsel.

On September 9, 2025, the Company was named as a defendant in Case No. 3:2025cv00721, pending in U.S. District Court for the Eastern District of Virginia. Plaintiffs John Doan and Jami Town claim the Company is in breach of contract for loans made to AirBox Technologies (“AirBox”). The loans were for $25,000 extended to AirBox before the Company purchased its assets in 2023. Damage claims and fees have increased that amount to $45,082. The Company explicitly acquired only the assets of AirBox and therefore does not believe it is liable for any of its previous liabilities. The Company has filed for removal from the claim. The plaintiffs have filed to have the case remanded back to Virginia state court, where it was originally filed on August 13, 2025. Since this matter is still in its initial stages, the Company is unable to predict the outcome at this time.

On October 2, 2025, the Company was the plaintiff in a lawsuit Case No. 1:2025cv02026 filed in federal court in the Southern District of Indiana for misappropriation of US federal and Indiana trade secrets. The defendants are former consultants, Myron Wright, an individual, and Wright Flyer Consulting Group Inc., a Kentucky corporation. The Company is seeking compensatory and punitive damages, attorney fees and costs as well as permanent injunctive relief against the defendants requiring the immediate cessation of all transactions utilizing the Company’s Trade Secrets and return of materials constituting the Trade Secrets. Taft, Stettinius & Hollister, LLP is representing the Company in the matter.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, the Company is not required to provide risk factors in this report. For our current risk factors relating to our operations see the section entitled “Risk Factors” contained in our Registration Statement on Form S-1 filed with the SEC on December 23, 2024, and effective on May 13, 2025, and our Registration Statement on Form S-1 filed with the SEC on June 17, 2025, and effective on July 28, 2025.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

While we incorporate the Risk Factors in our previous SEC filings, we note the following material updates since that filing:

Dependence on Streeterville Financing

Our recent financings with Streeterville Capital involve pre-paid purchase agreements that permit the investor to acquire our common shares at a discount to market price. These arrangements may cause significant shareholder dilution and could exert downward pressure on our stock price. Certain triggers, including sustained declines in our share price, could accelerate cash repayment obligations, which we may not be able to meet.

Customer Concentration

Our revenues to date have been derived from a limited number of customers. In the quarter ended September 30, 2025, more than 10% of our total revenue came from a single customer. If we are unable to expand our customer base and generate recurring subscription revenue, our results of operations will remain highly volatile.

Going Concern

We have incurred substantial operating losses and had an accumulated deficit of $24.8 million as of September 30, 2025. These factors raise substantial doubt about our ability to continue as a going concern. We must raise additional capital to fund operations, and such financing may not be available on acceptable terms, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plan (1)
July 1 - July 31	-	$-	-	$10,000,000
August 1 - August 31	-	-	-	-
September 1 - September 30	19,700	3.79	19,700	9,925,257
	19,700	$3.79	19,700	$9,925,257

(1) In September 2025, our Board of Directors authorized the repurchase of up to $10,000,000 of the Company’s common shares under the Repurchase Program. The plan expires March 31, 2026 and does not obligate the Company to acquire any particular amount of the Company’s common shares. Share repurchases may be made from time to time through various means, including open market purchases, privately negotiated transactions, and/or pursuant to Rule 10b5-1 trading plans, in each case in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

On September 22, 2025, Mark Hamm, the Company’s Chief Operating Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale, subject to certain price limits, of 144,102 shares vesting between September 22, 2025 and September 21, 2026, pursuant to certain equity awards granted to Mr. Hamm, excluding any shares withheld by the Company to satisfy income tax withholding and remittance obligations. Mr. Hamm’s plan will expire on September 21, 2026, subject to early termination in accordance with the terms of the plan.

Item 6. Exhibits

The following exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer
32.2*	Section 906 Certifications of Chief Financial Officer
101 INS**	INSTANCE DOCUMENT
101 SCH**	SCHEMA DOCUMENT
101 CAL**	CALCULATION LINKBASE DOCUMENT
101 LAB**	LABELS LINKBASE DOCUMENT
101 PRE**	PRESENTATION LINKBASE DOCUMENT
101 DEF**	DEFINITION LINKBASE DOCUMENT
104**	COVER PAGE INTERACTIVE DATA FILE - THE COVER PAGE XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT

*	Filed herewith

**	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these Condensed Consolidated Financial Statements; and (vi) the Cover Page to Quarterly Report on our Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2025	ARRIVE AI INC.

/s/ Todd Pepmeier
Todd Pepmeier
Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

- 37 -