Form 10-Q/A
period 2025-06-30
Arrive AI Inc.
filed 2026-04-15
CIK 1818274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-42645

Arrive AI Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-0935006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9100 Fall View Drive Fishers, Indiana	46037
(Address of principal executive offices)	(Zip code)

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

EXPLANATORY NOTE

Arrive AI, Inc. (“we,” “us,” “our,” “Arrive” and “the Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Form 10-Q/A”), to amend and restate the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as originally filed with the Securities and Exchange Commission (“SEC”) on August, 14 2025 (the “Original Form 10-Q”).

Background of Restatement

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, management, in consultation with the Company’s independent registered public accounting firm, identified errors in the accounting for certain hybrid financial instruments issued pursuant to the Securities Purchase Agreement, dated March 21, 2025, with Streeterville Capital, LLC.

Specifically, the Company determined that certain embedded conversion features should have been bifurcated from the related host instruments and accounted for as derivative liabilities at fair value in accordance with ASC 815. In addition, the Company determined that the original issue discount and debt issuance costs associated with the host instruments were not properly accreted using the effective interest method over the appropriate accretion period.

Accordingly, the Company is filing this Amendment No. 1 on Form 10-Q/A to restate its unaudited condensed financial statements as of and for the quarter ended June 30, 2025. The Company’s Audit Committee, in consultation with management, concluded that the previously issued financial statements included in the Original Form 10-Q should no longer be relied upon. See Note 1 to the unaudited condensed financial statements for additional information regarding the restatement and its impact on the Company’s financial statements.

See Part I, Item 4, Controls and Procedures, for information regarding management’s conclusions on disclosure controls and procedures and internal control over financial reporting.

Items Amended in this Quarterly Report on Form 10-Q/A

This Form 10-Q/A amends and restates the following items of the Original Form 10-Q:

•	Part I, Item 1 – Financial Statements: The condensed balance sheet as of June 30, 2025, the condensed statements of operations and comprehensive loss, the condensed statements of stockholders’ equity (deficit), and the condensed statements of cash flows for the three and six months ended June 30, 2025, and the related notes to the condensed financial statements, have each been restated to reflect the corrections described above.
•	Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations: Updated to reflect and discuss the restated financial results and the impact of the restatement on the Company’s financial condition, results of operations, and liquidity.
•	Part I, Item 4 – Controls and Procedures: Updated to reflect management’s revised conclusions regarding the effectiveness of disclosure controls and procedures and ICFR as of June 30, 2025, including disclosure of the material weakness identified in connection with the restatement.
•	Part II, Item 6 – Exhibits: Updated to include currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Form 10-Q/A does not amend, modify, or update any other disclosures contained in the Original Form 10-Q. This Form 10-Q/A continues to speak as of the date of the Original Form 10-Q, and the Company has not updated the disclosures contained herein to reflect events that occurred after the filing of the Original Form 10-Q, except as required to reflect the restatement described herein.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ARRIVE AI INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024
	(As Restated)
ASSETS

CURRENT ASSETS
Cash	$607,496	$129,318
Accounts receivable	89,075	-
Prepaid expenses	197,298	55,867
Deferred offering costs	-	427,898
Other current assets	3,208	4,179

Total current assets	897,077	617,262

LONG-TERM ASSETS
Property and equipment, net	126,586	95,425
Patents, net	273,149	273,601
Deferred offering costs	7,172,455	-
Security deposit	1,500	1,500

Long-term assets	7,573,690	370,526

TOTAL ASSETS	$8,470,767	$987,788

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$965,083	$1,868,689
Accrued liabilities	52,311	79,556
Credit card payable	13,579	3,636
Convertible note payable, net of discount and debt issuance costs of $3,380,387 and $74,132, respectively	875,482	-
Derivative liabilities	2,060,000	-
Current portion of note payable	8,827	8,524

Total current liabilities	3,975,282	1,960,405

NONCURRENT LIABILITIES
Note payables, net of current portion	6,068	10,558

Total long term liabilities	6,068	10,558

Total liabilities	3,981,350	1,970,963

Commitments and Contingencies (See Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0002 par value, 200,000,000 shares authorized, 33,023,385 shares and 29,120,905 issued and outstanding at June 30, 2025, and December 31, 2024, respectively	6,604	5,822
Additional paid-in capital, net of offering costs	26,075,771	14,984,561
Subscription receivable	(5,167)	(53,003)
Accumulated deficit	(21,587,791)	(15,920,555)

Total stockholders’ equity (deficit)	4,489,417	(983,175)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,470,767	$987,788

See accompanying condensed notes to unaudited financial statements.

ARRIVE AI INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
	(As Restated)		(As Restated)
REVENUE	$90,725	$-	$90,725	$-

OPERATING EXPENSES
General and administrative	3,474,059	803,311	5,369,038	1,604,242
Research and development	293,468	452,538	384,731	540,939
Sales and marketing	49,602	226,289	57,263	252,746

Total operating expenses	3,817,129	1,482,138	5,811,032	2,397,927

OTHER INCOME (EXPENSES)
Other income	43,151	24,089	60,066	24,089
Interest expense and bank charges	(168,080)	(1,053)	(169,257)	(2,017)
Change in fair value of derivative liabilities	190,000	-	190,000	-
Amortization of debt discount	(27,738)	-	(27,738)	-

Total other income (expenses)	37,333	23,036	53,071	22,072

NET LOSS BEFORE TAXES	(3,689,071)	(1,459,102)	(5,667,236)	(2,375,855)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(3,689,071)	$(1,459,102)	$(5,667,236)	$(2,375,855)

NET LOSS PER SHARE:
Basic and diluted	$(0.12)	$(0.05)	$(0.18)	$(0.08)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	31,543,921	28,950,088	30,637,620	28,903,132

See accompanying condensed notes to unaudited financial statements.

ARRIVE AI INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Six Months Ended June 30, 2025 and 2024 (Unaudited)

	Number of Common Shares	Common Stock ($)	Number of Treasury Shares	Treasury Stock ($)	Additional Paid-In Capital, Net of Offering Costs ($)	Subscription Receivable ($)	Accumulated Deficit ($)	Total Stockholders’ Equity (Deficit) ($)

BALANCE, JANUARY 1, 2025	29,120,905	$5,822	-	$-	$14,984,561	$(53,003)	$(15,920,555)	$(983,175)

Issuance of common stock, net	33,846	6	-	-	380,527	40,219	-	420,752

Issuance of common stock upon exercise of warrants	62,500	13	-	-	296,863	-	-	296,876

Issuance of common stock for deferred offering costs	532,913	107	-	-	6,927,762	-	-	6,927,869

Stock-based compensation	84,874	17	-	-	1,348,228	-	-	1,348,245

Net loss	-	-	-	-	-	-	(1,978,165)	(1,978,165)

BALANCE, MARCH 31, 2025	29,835,038	$5,965	-	$-	$23,937,941	$(12,784)	$(17,898,720)	$6,032,402

Issuance of common stock, net	2,941,039	589	-	-	15,402	7,617	-	23,608

Issuance of common stock upon exercise of warrants	58,320	12	-	-	277,008	-	-	277,020

Issuance of common stock for options exercise	690	-	-	-	8,970	-	-	8,970

Issuance of common stock for settlement of debt	92,673	19	-	-	1,204,718	-	-	1,204,737

Reclassification of deferred offering costs	-	-	-	-	(871,882)	-	-	(871,882)

Issuance of common stock for commitment fee	62,500	12	-	-	828,113	-	-	828,125

Stock-based compensation	33,125	7	-	-	675,501	-	-	675,508

Net loss	-	-	-	-	-	-	(3,689,071)	(3,689,071)

BALANCE, JUNE 30, 2025 (As Restated)	33,023,385	$6,604	-	$-	$26,075,771	$(5,167)	$(21,587,791)	$4,489,417

BALANCE, JANUARY 1, 2024	28,844,643	$5,769	-	$-	$10,924,624	$(25,505)	$(11,382,654)	$(477,766)

Issuance of common stock, net	75,343	15	-	-	824,603	(50,260)	-	774,358

Stock-based compensation	-	-	-	-	246,612	-	-	246,612

Net loss	-	-	-	-	-	-	(916,753)	(916,753)

BALANCE, MARCH 31, 2024	28,919,986	$5,784	-	$-	$11,995,839	$(75,765)	$(12,299,407)	$(373,549)

Issuance of common stock and warrants for cash, net	33,997	6	-	-	356,650	70,219	-	426,875

Stock-based compensation	11,787	2	-	-	359,001	-	-	359,003

Net loss	-	-	-	-	-	-	(1,459,102)	(1,459,102)

BALANCE, JUNE 30, 2024	28,965,770	$5,792	-	$-	$12,711,490	$(5,546)	$(13,758,509)	$(1,046,773)

See accompanying condensed notes to unaudited financial statements.

ARRIVE AI INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2025 and 2024 (Unaudited)

	2025	2024
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,667,236)	$(2,375,855)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	2,032,723	605,615
Depreciation and amortization	17,118	14,469
Change in fair value of derivative liabilities	(190,000)	-
Amortization of discount on convertible debt	27,738	-
Amortization of debt issuance costs	165,869	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(89,075)	-
Prepaid expenses	(141,431)	(3,381)
Other current assets	971	-
Increase (decrease) in
Accounts payable	61,131	344,817
Accrued liabilities	(27,245)	85,136
Credit card payable	9,943	(24,786)

Net cash used in operating activities	(3,799,494)	(1,353,985)

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress	(47,827)	-

Net cash used in investing activities	(47,827)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	444,360	1,201,233
Proceeds from the exercise of warrants, net	573,896	-
Repayments of note payables	(4,187)	(3,905)
Proceeds from issuance of convertible debt	4,000,000	-
Debt issuance costs	-	-
Deferred offering costs	(688,570)	-

Net cash provided by financing activities	4,325,499	1,197,328

NET INCREASE (DECREASE) IN CASH	478,178	(156,657)

CASH, BEGINNING OF PERIOD	129,318	325,472

CASH, END OF PERIOD	$607,496	$168,815

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,939	$888
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Common stock issued as payment of offering costs	$6,927,869	$-
Common stock issued as settlement of legal expenses	$1,204,737	$-
Deferred offering costs recognized as additional paid-in capital	$871,882	$-
Cashless exercise of stock options	$8,970	$-

See accompanying condensed notes to unaudited financial statements.

ARRIVE AI INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the six months ended June 30, 2025

(Unaudited)

1.	NATURE OF OPERATIONS (AS RESTATED)

Business and nature of operations

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

Restatement of previously issued financial statements

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, management, in consultation with the Company’s independent registered public accounting firm, identified errors in the accounting for certain hybrid financial instruments issued pursuant to the Securities Purchase Agreement, dated March 21, 2025, by and between the Company and Streeterville Capital, LLC.

Specifically, management determined that certain embedded conversion features contained in the Pre-Paid Purchases issued under the Securities Purchase Agreement should have been bifurcated from the related host instruments and accounted for as derivative liabilities at fair value at inception in accordance with ASC 815. In addition, management determined that the original issue discount and debt issuance costs associated with the host instruments were not properly accreted using the effective interest method over the appropriate accretion period. Management also determined that Commitment Shares issued in connection with the Pre-Paid Purchases should have been reflected in the determination of the carrying value of the related host instruments, rather than recognized immediately as general and administrative expense.

As a result of these errors, the Company understated derivative liabilities, misstated the carrying amount of the related host instruments, and incorrectly recorded certain related non-cash expenses in its previously issued unaudited condensed financial statements as of and for the quarter ended June 30, 2025. Accordingly, the Company has restated its unaudited condensed financial statements as of June 30, 2025 and for the three and six months then ended.

The following tables summarize the effect of the restatement on the Company’s previously issued unaudited condensed financial statements for the periods presented.

CONDENSED BALANCE SHEETS — Effect of Restatement as of June 30, 2025

	As Reported	Adjustments	As Restated
ASSETS
Deferred offering costs	$7,182,455	$—	$—
Total current assets	8,079,532	(7,182,455)	897,077
Deferred offering costs	—	7,172,455	7,172,455
Long-term assets	401,235	7,172,455	7,573,690
Total assets	8,480,767	(10,000)	8,470,767
LIABILITIES
Accounts payable	725,083	240,000	965,083
Convertible note payable, net of discount and debt issuance costs of $3,380,387 and $74,132, respectively	4,202,000	(3,326,518)	875,482
Derivative liabilities	—	2,060,000	2,060,000
Total current liabilities	5,001,800	(1,026,518)	3,975,282
Total liabilities	5,007,868	(1,026,518)	3,981,350
STOCKHOLDERS’ EQUITY (DEFICIT)
Additional paid-in capital, net of offering costs	26,060,146	15,625	26,075,771
Accumulated deficit	(22,588,684)	1,000,893	(21,587,791)
Total stockholders’ equity (deficit)	3,472,899	1,016,518	4,489,417
Total liabilities and stockholders’ equity (deficit)	8,480,767	(10,000)	8,470,767

CONDENSED STATEMENTS OF OPERATIONS — Effect of Restatement For the Three Months Ended June 30, 2025

	As Reported	Adjustments	As Restated
General and administrative	$4,286,558	$(812,499)	$3,474,059
Total operating expenses	4,629,628	(812,499)	3,817,129
Interest expense and bank charges	(194,212)	26,132	(168,080)
Change in fair value of derivative liabilities	—	190,000	190,000
Amortization of debt discount	—	(27,738)	(27,738)
Total other income (expense), net	(151,061)	188,394	37,333
Net loss before income taxes	(4,689,964)	1,000,893	(3,689,071)
Net loss	(4,689,964)	1,000,893	(3,689,071)
Net loss per share — basic and diluted	(0.15)	0.03	(0.12)

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

1.	NATURE OF OPERATIONS (AS RESTATED) (Continued)

CONDENSED STATEMENTS OF OPERATIONS — For the Six Months Ended June 30, 2025

	As Reported	Adjustments	As Restated
General and administrative	$6,181,537	$(812,499)	$5,369,038
Total operating expenses	6,623,531	(812,499)	5,811,032
Interest expense and bank charges	(195,389)	26,132	(169,257)
Change in fair value of derivative liabilities	—	190,000	190,000
Amortization of debt discount	—	(27,738)	(27,738)
Total other income (expense), net	(135,323)	188,394	53,071
Net loss before income taxes	(6,668,129)	1,000,893	(5,667,236)
Net loss	(6,668,129)	1,000,893	(5,667,236)
Net loss per share — basic and diluted	(0.22)	0.04	(0.18)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) — Effect of Restatement For the Three and Six Months Ended June 30, 2025

Additional paid-in capital, net of offering costs	$26,060,146	$15,625	$26,075,771
Accumulated deficit	(22,588,684)	1,000,893	(21,587,791)
Total stockholders’ equity (deficit)	3,472,899	1,016,518	4,489,417

CONDENSED STATEMENTS OF CASH FLOWS — Effect of Restatement For the Six Months Ended June 30, 2025

	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,668,129)	$1,000,893	$(5,667,236)
Stock-based compensation	2,845,223	(812,500)	2,032,723
Change in fair value of derivative liabilities	—	(190,000)	(190,000)
Amortization of discount on convertible debt	192,000	(164,262)	27,738
Amortization of debt issuance costs	—	165,869	165,869
Net cash used in operating activities	(3,799,494)	—	(3,799,494)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	4,010,000	(10,000)	4,000,000
Deferred offering costs	(698,570)	10,000	(688,570)
Net cash provided by financing activities	4,325,499	—	4,325,499

There was no impact to total cash and cash equivalents as of June 30, 2025 as a result of the restatement. The restatement had no effect on the Company’s revenue for any period presented.

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

Concentration of Credit Risk

The Company maintains its cash balances at one financial institution. The account is insured by the Federal Deposit Insurance Corporation (FDIC) up to a specified limit. The Company’s balances at the financial institutions periodically exceed federally insured limits. At June 30, 2025 and December 31, 2024, the Company’s uninsured cash balances totalled approximately $357,500 and $0, respectively.

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

Research and Development

Research and development (R&D) costs, that do not meet the criteria for capitalization are expensed as incurred. Research and development expenses include fees paid to outside consultants for the Company’s proprietary technology. For the three and six months ended June 30, 2025 and 2024, the Company had R&D costs totalling $293,468 and $384,731 and $452,538 and $540,939, respectively.

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

Convertible Note Payable and Derivative Liabilities (As Restated)

The Company accounts for the convertible note in accordance with ASC 470, Debt, and ASC 815, Derivatives and Hedging. At issuance, the Company evaluates each convertible note to determine whether any embedded features must be bifurcated and accounted for separately as a derivative liability.

If an embedded conversion feature fails the indexed-to-own-stock test under ASC 815-40-15, because the conversion price is determined by a path-dependent formula rather than a fixed price or a current observable price, the conversion feature is bifurcated from the host debt instrument and recognized as a derivative liability at fair value on the issuance date. The host debt instrument is then recorded at an initial carrying value equal to the cash proceeds received, reduced by (i) the original issue discount (“OID”), (ii) the fair value of the bifurcated derivative liability at issuance, and (iii) debt issuance costs allocable to the host instrument.

When an embedded derivative is bifurcated from a convertible note at issuance, the Company initially records derivative liabilities at fair value, with the residual proceeds allocated to the host debt instrument, consistent with ASC 835-30 and ASC 815. Debt issuance costs are allocated consistently with this initial measurement approach. The portion of issuance costs allocated to derivative liabilities is expensed immediately in the period of issuance. The portion of issuance costs allocated to the host debt instrument is recorded as a contra-debt balance (debt issuance costs) and amortized to interest expense over the expected term of the note using the effective interest method (“EIM”).

The combined discount on each host debt instrument consisting of OID, the fair value of the bifurcated derivative at issuance, and allocated debt issuance costs is accreted to the face amount of the note using the EIM over the expected term of each note in accordance with ASC 835-30.

Where a convertible note has no stated maturity date, the Company estimates the expected term based on management’s best estimate of the period over which the debt is expected to remain outstanding, considering the economic substance of the instrument, the contractual terms, the expected timing and pattern of conversion or settlement, and other relevant facts and circumstances. The expected term used for accretion of the host debt instrument is applied consistently with the expected term used in valuing any bifurcated embedded derivative. This estimate is reassessed when facts and circumstances indicate a change may be warranted.

Bifurcated derivative liabilities are recognized at fair value on the issuance date of the applicable convertible note and are subsequently remeasured at fair value at each reporting date and at each conversion date, in accordance with ASC 815. Changes in fair value are recognized in earnings as a gain or loss on change in fair value of derivative liabilities and are presented as a separate line item within other income (expense) in the statement of operations.

When the conversion feature’s fair value cannot be estimated using a closed-form solution because the conversion price is based on a formula that incorporates path-dependent inputs, the Company estimates fair value using a Monte Carlo simulation model. The model simulates a large number of potential stock price paths and computes the expected present value of the conversion payoff under each path. The significant unobservable inputs used in the Monte Carlo simulation include the expected equity volatility, expected instrument term, risk-free rate, and debt discount rate. These instruments are classified within Level 3 of the fair value hierarchy established under ASC 820, Fair Value Measurement, because their valuation relies on significant unobservable inputs. See NOTE 5 for a description of the valuation methodology and significant assumptions.

When a noteholder elects to convert a portion or all of a convertible note into shares of common stock, the Company accounts for the conversion as follows:

The pro-rata portion of the carrying value of the host debt instrument, including the related pro-rata unamortized OID and pro-rata unamortized debt issuance costs, is derecognized upon conversion. If the carrying amount of the net host instrument differs from the consideration transferred, the difference is recognized as a gain or loss on conversion of debt in accordance with ASC 470-50.

The pro-rata portion of the bifurcated derivative liabilities attributable to the converted principal is remeasured to fair value as of the conversion date. The change in fair value from the most recent prior remeasurement date to the conversion date is recognized in earnings as a gain or loss on change in fair value of derivative liability. Upon conversion of the convertible note payable, the pro-rata portion of the remeasured fair value of the derivative liability is then derecognized from the balance sheet with a credit to additional paid-in capital.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (As Restated)

The Company measures fair value in accordance with ASC 820, Fair Value Measurement, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The carrying values of the Company’s short-term financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature.

The host portion of convertible note payable, excluding the separately recognized bifurcated derivative liability, are carried at amortized cost using the effective interest method as disclosed in NOTE 5. The bifurcated derivative liability associated with the convertible note is carried at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy. See NOTE 5 for a full description of the fair value measurement methodology, significant unobservable inputs, and the roll-forward of the derivative liabilities balance.

The vehicle note payable is carried at amortized cost. The estimated fair value of this instrument approximates its carrying value due to the interest rate approximating current market rates for similar collateralized borrowings.

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

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

3.	SEGMENT REPORTING (Continued)

Significant Segment Expenses

The Company considers the following as significant expenses in evaluating its segment performance:

●	Research and Development: includes costs related to materials and supplies, prototype hardware development, and third-party consulting costs.

●	General and Administrative: includes personnel costs, contractor expenses, and other overhead expenses.

●	Legal and Professional Fees: includes the cost of legal services to expand and maintain the Company’s patent portfolio, fees associated with various business transactions, and compliance with regulatory requirements.

Entity-Wide Disclosures

●	Geographic Revenue Information: For both the three and six months ended June 30, 2025, 100% of the Company’s net sales were generated in the United States.

●	Major Customers: The Company has one customer that accounted for 10% or more of total revenue.

The Company did not generate revenue during the same periods in 2024.

4.	GOING CONCERN (AS RESTATED)

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

The Company has a minimum cash balance available for payment of ongoing operating expenses. As of June 30, 2025, the Company has an accumulated deficit of $21,587,791 and a net loss for the current period of $(5,667,236). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company. These financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

5.	FAIR VALUE MEASUREMENTS (AS RESTATED)

The Company accounts for fair value measurements in accordance with ASC 820, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for inputs used in measuring fair value:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities

●	Level 2 — Observable inputs other than quoted prices included in Level 1

●	Level 3 — Unobservable inputs supported by little or no market activity

The Company measures its bifurcated derivative liabilities associated with its convertible notes at fair value on a recurring basis, see NOTE 11. These instruments are classified within Level 3 of the fair value hierarchy because their valuation relies on significant unobservable inputs, including expected equity volatility, expected term, and debt discount rates.

The following table presents the Company’s financial liabilities measured at fair value on a recurring basis:

Description	Level	June 30, 2025
Derivative liabilities	3	$2,060,000

The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term nature.

Derivative Liabilities

In connection with the convertible notes issued under the Securities Purchase Agreement with Streeterville Capital, LLC, as described in NOTE 11, the Company bifurcated the embedded conversion feature from the note and recognized it as a derivative liability under ASC 815. The derivative liabilities are initially recognized at fair value on the issuance date of the convertible note and is subsequently remeasured at fair value at each reporting date and each conversion date. Changes in fair value are recognized in the statement of operations.

 The Company estimates the fair value of the derivative liability using a Monte Carlo simulation model, which simulates a large number of potential stock price paths and computes the expected present value of the conversion payoff under each path.

Valuation Inputs and Basis of Significant Assumptions

The following inputs were used in the Monte Carlo simulation to measure the instrument at inception:

Input	Convertible Note Inception
Assumed instrument term	3.0 years
Stock price	$13.25
Selected equity volatility	135%
Risk-free rate (continuous compounded, 3-year)	3.91%
Debt discount rate (3-year)	25.72%

The following inputs were used in the Monte Carlo simulation to remeasure the derivative liability at each reporting date:

Input	6/30/2025
Assumed instrument term	3.0 years
Stock price	$11.68
Selected equity volatility	135%
Risk-free rate (continuous compounded, 3-year)	3.65%
Debt discount rate (3-year)	28.93%

As described in NOTE 11, the convertible note had no stated maturity. The Company estimated an expected term of three years based on the timing of expected draws from the SPA, the economic structure of the SPA, the conversion mechanics, and its assessment of expected noteholder conversion behavior. This estimate is reassessed at each remeasurement date.

The Company estimated expected equity volatility using the historical volatility of a peer group of comparable-stage companies operating in the autonomous vehicle, robotics, and AI/logistics technology industries, supplemented by the Company’s own limited trading history.

The risk-free rate was derived from the continuously compounded yield on U.S. Treasury securities with a remaining term approximately equal to the assumed instrument term, observed as of each measurement date.

The debt discount rate represents the Company’s estimated cost of non-convertible debt with terms comparable to the convertible note. This rate was calibrated using observable market data for similarly situated issuers in the Company’s industry and credit profile, adjusted for the specific terms of the SPA.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

5.	FAIR VALUE MEASUREMENTS (AS RESTATED) (Continued)

Sensitivity of Level 3 Fair Value Measurements

Because derivative liabilities are valued using significant unobservable inputs, their fair value measurements are classified within Level 3. Changes in those inputs can have a material effect on the reported fair value. The table below describes the directional sensitivity of the derivative liability fair value to changes in the most significant unobservable inputs, holding all other inputs constant:

Input	Direction of Change	Effect on Fair Value
Equity volatility	Increase (decrease)	Increase (decrease)
Expected term	Increase (decrease)	Increase (decrease)
Debt discount rate	Increase (decrease)	Decrease (increase)
Stock price	Increase (decrease)	Increase (decrease)

Equity volatility is the most significant unobservable input. The conversion feature has an asymmetric payoff structure (the noteholder benefits from lower stock prices that produce a lower conversion price under the Lookback Formula, subject to the $0.25 floor), and higher volatility generally increases the expected value of that optionality. A hypothetical 10 percentage point increase or decrease in assumed volatility, holding other inputs constant, would result in a directionally significant change in the fair value of the derivative liabilities; however, the magnitude of such change depends on the then-current stock price relative to the conversion price range and cannot be quantified without reference to the applicable simulation outputs. Management considers the volatility assumption to be the key source of estimation uncertainty in the Level 3 measurement.

Expected term affects the number of simulated conversion opportunities and the present value weighting of simulated payoffs; a longer term increases the value of the conversion optionality. Debt discount rate affects the discount applied to the simulated payoffs; a higher rate reduces present value.

The interrelationship between equity volatility and stock price should also be noted: at lower stock prices, the conversion discount embedded in the Lookback Formula produces larger absolute payoffs per share for the noteholder, and higher volatility amplifies this effect. The $0.25 floor price limits downside exposure in scenarios where the stock price falls significantly.

Derivative Liabilities Roll-Forward

The following table provides a reconciliation of derivative liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2025:

Convertible Note
Balance at January 1, 2025	$—
Derivative liabilities recognized upon issuance of convertible note payable at fair value	2,250,000
Change in fair value — period-end remeasurement (June 30, 2025)	(190,000)
BALANCE AT JUNE 30, 2025	$2,060,000

The total net change in fair value of the derivative liabilities recognized in the statement of operations for the three and six months ended June 30, 2025 was a gain of $190,000, presented within “Change in fair value of derivative liabilities” in the accompanying statement of operations. There was no comparable activity during the year ended December 31, 2024.

Amounts reclassified upon conversion represent the fair value of the pro-rata portion of the derivative liabilities, remeasured as of the applicable conversion date and derecognized in connection with the settlement of the related converted principal. The change in fair value through the conversion date is included in “Change in fair value of the derivative liabilities - conversion remeasurement”. For a description of the full conversion accounting policy, including the treatment of the host debt component upon conversion, see NOTE 11.

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

11.	CONVERTIBLE NOTE PAYABLE (AS RESTATED)

Overview of the Purchase Agreement

On March 21, 2025, the Company entered into a Securities Purchase Agreement with Streeterville Capital, LLC (“Streeterville”). The SPA closed on May 15, 2025, upon satisfaction of all condition precedents. The SPA provides for a maximum facility of $40,000,000, under which one draw was completed during the six months ended June 30, 2025, resulting in aggregate cash proceeds of $4,000,000 and the issuance of a convertible note with an aggregate face amount of $4,330,000. As of June 30, 2025, the remaining undrawn capacity under the facility is $36,000,000; however, any future draws remain subject to the satisfaction of conditions precedent set forth in the SPA. The convertible note payable includes limitations that may restrict additional borrowings, including (i) a limitation on total outstanding indebtedness, (ii) a minimum market capitalization requirement of $100 million, and (iii) a minimum book value of $4 million at the time of a draw. No assurance can be given that additional draws will be made.

The convertible notes issued under the SPA bear interest at a rate of 8% per annum and have no stated maturity date. In the event of a default under the SPA, the Company will be required to make monthly cash payments until the default is cured or the notes are repaid in full.

Pre-Delivery Shares

Pursuant to the SPA, Streeterville purchased 2,937,500 shares of common stock (the “Pre-Delivery Shares”) at par value ($0.0002 per share) in exchange for aggregate consideration of $588. The Pre-Delivery Shares were issued as a condition of and concurrent with the closing of the SPA on May 15, 2025, and are contractually linked to the financing arrangement.

The Company has evaluated the Pre-Delivery Shares under ASC 480-10-25 and ASC 505-10-45 and concluded that equity classification is appropriate on the following basis: (i) the shares represent issued and legally outstanding common stock with full voting rights; (ii) the Company holds a right, but not an obligation, to repurchase the Pre-Delivery Shares at par value, which is a unilateral call option and does not, by itself, require liability classification; and (iii) the shares are not mandatorily redeemable and do not embody an unconditional obligation requiring the Company to transfer assets. Accordingly, the Pre-Delivery Shares are presented within stockholders’ equity and are included as issued and outstanding shares as of June 30, 2025.

The Pre-Delivery Shares are included in the weighted-average shares outstanding used in the computation of basic and diluted loss per share beginning on May 15, 2025, the date the SPA closed and the shares were issued, consistent with ASC 260-10-45. The Company considered whether the nominal issuance price and the Company’s repurchase right created any basis to exclude these shares from EPS and concluded that, because the shares are legally issued and outstanding with no outstanding contingency that would require their return, the Company’s inclusion is appropriate.

Conversion Feature and Bifurcation

Pursuant to ASC 815-40-15 and ASC 815-15-25, a conversion feature that fails the indexed-to-own-stock test must be bifurcated from the host instrument and accounted for separately as a derivative liability, measured at fair value at each reporting date, with changes in fair value recognized in earnings. Accordingly, the Company has bifurcated the conversion feature as a derivative liability at the inception of the note.

Note Issuance Summary

The convertible note issued was bifurcated as follows. The initial host carrying value for each note represents the cash proceeds received, reduced by (i) the original issue discount (“OID”) of approximately 8% of the principal proceeds, (ii) the fair value of the bifurcated derivative liabilities at issuance, (iii) the portion of debt issuance costs of 6% that are allocated to the host debt instrument, as described below, and (iv) the fair value of 62,500 shares of common stock issued by the company as a commitment fee.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

11.	CONVERTIBLE NOTE PAYABLE (AS RESTATED) (Continued)

In connection with the issuance of the note, the Company incurred debt issuance costs equal to 6% of cash proceeds received, totaling $240,000. In accordance with ASC 835.30 and ASC 815, the Company allocates debt issuance costs between the host debt instrument and the bifurcated derivative liability based on their relative fair values at the date of issuance. Specifically, the fair value of the bifurcated derivative liability as a percentage of total proceeds was used to determine the portion of issuance costs attributable to the derivative component. Accordingly, $164,013 of the total $240,000 in issuance costs was allocated to the derivative components and expensed immediately within the statement of operations, as such costs cannot be deferred against a liability measured at fair value through earnings under ASC 815-15. The remaining $75,987 was recorded as a contra-liability (direct reduction of the carrying value of the host debt instrument) and is being amortized to interest expense using the effective interest method over the estimated expected term of three years, consistent with the accretion of the OID and derivative discounts described below. The resulting discount is accreted to par using the effective interest method over the estimated term of the note.

Although the note has no stated maturity date, the Company estimated an expected term of three years for purposes of both the EIM accretion schedule and the Monte Carlo valuation of the bifurcated derivative. This expected term was determined based on (i) the Company’s expected timing of draws under the SPA (ii) the economic terms and structure of the SPA, including the conversion mechanics and the absence of a mandatory redemption date, (iii) the Company’s assessment of the expected conversion behavior of the noteholder based on the Lookback Formula, and (iv) the provisions of the SPA governing the noteholder’s conversion rights. The use of an expected term rather than a contractual maturity is consistent with ASC 820-10-35-24C, which requires that fair value reflect market participant assumptions. Management applied the same three-year expected term in both the EIM accretion model and the Monte Carlo valuation model based on its estimate of the period over which the note is expected to remain outstanding. The three-year assumption will be reassessed each reporting period in connection with the fair value remeasurement of the derivative liability.

Convertible Note
Issuance date	May 15, 2025
Face amount	$4,330,000
Original issue discount	(330,000)
Cash proceeds	4,000,000
Debt issuance costs (contra-liability)	(75,987)
Derivative discount (initial fair value of bifurcated derivative)	(2,250,000)
Commitment shares (discount)	(828,125)
INITIAL HOST CARRYING VALUE	$845,888

Host Convertible Note Roll-Forward

The following table sets forth the activity in the carrying value of the host portion of the convertible note for the 6 months ended June 30, 2025. Discount accretion is computed using the EIM applied to the initial carrying value of the note over its estimated three-year expected term. Upon conversion, the face amount converted and the pro-rata unamortized discount and issuance costs attributable to the converted portion are removed from the carrying value.

Convertible Note
Balance at January 1, 2025	$—
Note issuance — initial host carrying value	845,888
EIM accretion of debt discount and issuance costs	29,594
HOST CARRYING VALUE AT JUNE 30, 2025	$875,482

Conversion Accounting

See NOTE 2, Convertible Notes Payable and Derivative Liabilities for details on accounting for the conversion of convertible notes payable.

For a summary of derivative liability activity during the six months ended 2025, including amounts derecognized upon conversion, refer to NOTE 5.

Other income and expenses related to convertible note

Other income and expenses related to the convertible note recognized during the three and six months ended June 30, 2025 consisted of accretion of debt discount and accretion of debt issuance costs of $27,738 and $1,856, respectively.

The bifurcated derivative liabilities associated with the convertible notes is classified as a Level 3 instrument and remeasured at fair value at each reporting date using a Monte Carlo simulation model. For a full description of the valuation methodology, significant unobservable inputs (including the expected term, volatility, and risk-free rate assumptions), a roll-forward of the derivative liabilities balance, and the amounts of unrealized gains or losses recognized in earnings during 2025, refer to NOTE 5.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

12.	COMMITMENTS AND CONTINGENCIES

Lease Obligation

Effective April 1, 2024, the Company expanded its leased office space. The new term is nine months, and thereafter a month-to-month lease which can be cancelled with a 90-day written notice and agreement to suitable terms by both parties. Under this lease, base rent is $3,600 per month. The Company is required to pay insurance, listing the property owner as an additional insured, and normal maintenance costs for certain of this leased property. Additionally, the Company rents a warehouse from an officer and shareholder for $2,250 per month on a month-to-month basis.

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

14.	STOCKHOLDERS’ EQUITY (AS RESTATED)

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

During the six months ended June 30, 2025, the Company issued 3,902,480 shares of common stock as follows:

a)	11,692 shares with accredited investors in exchange for cash of $152,000 at an average share price of $13.00 per share. 7,692 of the shares were issued with warrants and deemed as equity, as described in Note 15.
b)	2,937,500 shares with an accredited investor in exchange for cash of $588. The shares were issued at par value, subject to the securities purchase agreement, dated March 21, 2025, by and between Streeterville Capital, LLC and the Company (the “Streeterville Purchase Agreement”), as described in Note 11.
c)	120,820 warrants exercised, for 120,820 shares in exchange for cash of $573,896.
d)	25,693 shares issued through a crowdfunding campaign with other investors in exchange for net cash of $291,773, at an average share price of $11.36 per share after offering costs.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

14.	STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

e)	84,874 shares issued to employees and consultants, recognized as compensation expense, fair valued at $13.00 per share, for a total fair value of $1,103,362, based on the price per stock issued to investors for cash during the period January 1, 2025 to May 15, 2025.
f)	62,500 shares issued to Streeterville Capital, LLC as commitment shares pursuant to the SPA, fair valued at $828,125.
g)	33,815 shares issued in June 2025 to employees or consultants via stock awards, recognized as compensation expense, for a total of $439,595, fair valued based on the Company’s closing stock price on the day the shares were issued.
h)	532,913 shares issued to a consultant via stock awards, recognized as deferred offering costs, fair valued at $13.00 per share, for a total of $6,927,869, based on the price per stock issued to investors for cash.
i)	92,673 shares issued with a consultant as settlement of legal expenses incurred in prior periods, fair valued at $13.00 per share, for a total of $1,204,737, based on the price per stock issued to investors for cash.

15.	WARRANTS

The following table summarizes the warrants outstanding for the six months ended June 30, 2025:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

BALANCE, DECEMBER 31, 2024	227,549	$10.08	$4.76	0.97	$598,996

Granted	7,692	11.00	8.55	3.70	5,231
Exercised	(120,820)	9.52	3.87	-	-
Cancelled/Expired	(6,680)	9.52	3.90	-	-

BALANCE, JUNE 30, 2025	107,741	$10.80	$6.09	1.52	$102,511

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

During the three months ended June 30, 2025, we recognized total revenues of $90,725. Of this, $89,000 was for design and consulting services, $1,500 for installation fees, and $225 for monthly subscriptions. Consulting services, and installation fees are typically project-based and non-recurring in nature. Subscription services are recurring and paid either up-front or monthly for an annual term. We anticipate these revenue streams to continue in future quarters while we develop new revenue models for the autonomous delivery marketplace and AI data insight monetization.

As a development stage company, during the three months ended June 30, 2024, we had no revenues. Percentage change from the prior year period is therefore not meaningful (“NM”).

Operating Expenses:

	Three Months Ended June 30,		$	%
	2025 (Restated)	2024	Change	Change

General and administrative	$3,474,059	$803,311	$2,670,748	332%
Research and development	293,468	452,538	(159,070)	(35)
Sales and marketing	49,602	226,289	(176,687)	(78)
	$3,817,129	$1,482,138	$2,334,991	158%

Our second quarter results reflect continued investment in product development and marketing activities. This quarter’s general and administrative expenses include one-time costs related to the direct listing and financing transaction.

General and administrative expenses increased by $2,670,748 for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Primary components of general and administrative expenses were:

●	Salaries and benefits in total were $2,726,090, an increase of $2,122,872 from the prior year period. This was driven by $1,866,531 one-time success bonuses paid upon completion of the public listing in May 2025, and higher stock-based compensation in the period.
●	Excluding the one-time bonus costs, base salaries for the period were $167,127, a reduction of $77,088 from the same period in the prior year due to vacancies.
●	Stock-based compensation for the period was $684,479, an increase of $325,478 from the same period in the prior year.
●	Legal and professional service fees were $511,439, an increase of $433,855 from the same period in the prior year due to higher spend on legal fees related to the direct listing ($249,875), investor relations ($65,815), consulting services ($47,440), transfer agent fees ($18,769) and patent expenses ($15,131).
●	Insurance expense was $54,495, an increase of $38,251 from the same period in the prior year, due to higher directors and officers insurance premiums.

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

Other Income/Expenses:

	Three Months Ended June 30,		$	%
	2025 (Restated)	2024	Change	Change

Other income	$43,151	$24,089	$19,062	79%
Interest expense and bank charges	(168,080)	(1,053)	(167,027)	15,862
Change in fair value of derivative liabilities	190,000	-	190,000	NM
Amortization of debt discount	(27,738)	-	(27,738)	NM
	$37,333	$23,036	$14,297	62%

Other income for the three months ended June 30, 2025 was $43,151. Income was recognized from payroll tax refunds earned under the federal R&D tax credit program of $42,857, and interest income of $294.

Interest expense of $168,080 was comprised primarily of immediate expensing of the debt issuance costs associated with the bifurcated derivative of $164,013, the amortization of the debt issue costs on the Streeterville convertible note of $1,856, and other miscellaneous interest of $2,211.

During the three months ended June 30, 2024, we recognized income from the Indiana EDGE tax credit of $24,089 and no federal R&D tax refunds. Interest expense for the prior-year period was $1,053.

Change in fair value of derivative liabilities resulted in a non-cash gain of $190,000 for the three months ended June 30, 2025, with no comparable amount in 2024. The embedded conversion feature of the convertible note was bifurcated as a derivative liability at issuance under ASC 815. Each derivative is remeasured at fair value using a Monte Carlo simulation model at each reporting and conversion date, with changes recognized in earnings. The gain reflects the decline in the Company’s stock price from issuance, which reduced the expected value of the noteholder’s conversion optionality.

Amortization of debt discount resulted in a non-cash charge of $27,738 in the three months ended June 30, 2025, with no comparable amount in 2024, representing effective interest method amortization of the combined discount on the host convertible note instruments, consisting of original issue discount, the fair value of each bifurcated derivative at issuance, and allocable debt issuance costs, over the estimated three-year expected term of the note.

Comparison of the Six Months Ended June 30, 2025, and June 30, 2024

Revenues:

During the six months ended June 30, 2025, we recognized total revenues of $90,725. Of this, $89,000 was for design and consulting services, $1,500 for installation fees, and $725 for monthly subscriptions.

As a development stage company, during the six months ended June 30, 2024, we had no revenues.

Operating Expenses:

	Six Months Ended June 30,		$	%
	2025 (Restated)	2024	Change	Change

General and administrative	$5,369,038	$1,604,242	$3,764,796	235%
Research and development	384,731	540,939	(156,208)	(29)
Sales and marketing	57,263	252,746	(195,483)	(77)
	$5,811,032	$2,397,927	$3,413,105	142%

Our first half results reflect continued investment in product development and marketing activities. General and administrative expenses include one-time costs related to the direct listing and financing transaction.

General and administrative expenses increased by $3,764,796 for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. Primary components of general and administrative expenses were:

●	Salaries and benefits in total increased by $4,020,908 from the prior year period. This was driven by $1,866,531 one-time success bonuses paid upon completion of the public listing in May 2025.

●	Excluding the one-time bonus costs, base salaries for the period were $399,186, a reduction of $96,817 from the same period in the prior year due to vacancies.
●	Stock-based compensation for the period was $2,032,723, an increase of $1,427,108 from the same period in the prior year.
●	Legal and professional service fees were $711,641, an increase of $459,140 from the same period in the prior year due to higher spend on legal fees related to the direct listing ($249,875), investor relations ($65,815), compensation consulting ($47,440), transfer agent ($26,589) and higher patent expenses ($27,540).
●	Insurance expense was $74,631, an increase of $39,360 from the same period in the prior year, due to higher directors and officers insurance premiums.

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

Other Income/Expenses:

	Six Months Ended June 30,		$	%
	2025 (Restated)	2024	Change	Change

Other income	$60,066	$24,089	$35,977	149%
Interest expense and bank charges	(169,257)	(2,017)	(167,240)	8,292
Change in fair value of derivative liabilities	190,000	-	190,000	NM
Amortization of debt discount	(27,738)		(27,738)	NM
	$53,071	$22,072	$30,999	140%

Other income for the six months ended June 30, 2025 was $60,066. Income was recognized from payroll tax refunds earned under the federal R&D tax credit program of $42,857, state tax refund from the EDGE credit of $16,915, and interest income of $294.

Interest expense of $169,257 was comprised primarily of immediate expensing of the debt issuance costs associated with the bifurcated derivative of $164,013, the amortization of the debt issue costs on the Streeterville convertible note of $1,856, and other miscellaneous interest of $3,388.

Change in fair value of derivative liabilities resulted in a non-cash gain of $190,000 for the six months ended June 30, 2025, with no comparable amount in 2024. The embedded conversion feature of the convertible note was bifurcated as a derivative liability at issuance under ASC 815. Each derivative is remeasured at fair value using a Monte Carlo simulation model at each reporting and conversion date, with changes recognized in earnings. The gain reflects the decline in the Company’s stock price from issuance, which reduced the expected value of the noteholder’s conversion optionality.

Amortization of debt discount resulted in a non-cash charge of $27,738 for the six months ended June 30, 2025, with no comparable amount in 2024, representing effective interest method amortization of the combined discount on the host convertible note instruments, consisting of original issue discount, the fair value of each bifurcated derivative at issuance, and allocable debt issuance costs, over the estimated three-year expected term of the note.

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

Operating Activities (Restated)

Net cash used in operating activities was $3,799,494 for the six months ended June 30, 2025, compared to $1,353,985 for the same period in 2024. The increase in cash outflows of $2,445,509 was primarily due to our net loss of $5,667,236 and the change in fair value of derivative liabilities of $190,000, offset by non-cash items of stock-based compensation expense of $2,032,723, depreciation and amortization expense of $17,118, the amortization of a discount on the convertible debt of $27,738, and amortization of debt issuance costs of $165,869.

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

Financing Activities (Restated)

Net cash provided by financing activities was $4,325,499 for the six months ended June 30, 2025. On May 15, 2025, we closed the initial pre-paid purchase under the Streeterville Purchase Agreement, resulting in proceeds from issuance of convertible debt of $4,000,000. We received net proceeds of $444,360 from other sales of common stock and $573,896 from exercise of outstanding warrants, prior to the direct listing. These cash inflows were offset by payments made on an outstanding note payable of $4,187 and payments for deferred offering costs of $688,570.

For the six months ended June 30, 2024, net cash provided by financing activities was $1,197,328, which included $1,201,233 from sales of common stock, offset by payments made on the note payable of $3,905.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item because it is a “smaller reporting company.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10Q/A, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Management identified a material weakness in internal control over financial reporting related to the identification, evaluation, and accounting for certain embedded conversion features that should have been bifurcated from the related host instruments and accounted for as derivative liabilities at fair value in accordance with ASC 815, and the accretion of original issue discount and debt issuance costs associated with the host instruments using the effective interest method over the appropriate accretion period. As a result of this material weakness, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025.

Remediation Plan for the Material Weakness

Management is in the process of implementing remediation measures to address the material weakness discovered in connection with the preparation of this Form 10-Q/A, including enhancing its accounting review procedures for complex financial instruments, engaging additional external resources with expertise in derivative valuations, internal procedures to evaluate accounting treatment under ASC 815, and strengthening its controls around the review and approval of significant accounting estimates and elections. Management may determine to take additional measures to address the material weakness or modify the remediation efforts described above. The material weakness will be considered remediated after applicable controls operate for a sufficient period of time, and management has concluded that the controls are effective.

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

Date: April 15, 2026	ARRIVE AI INC.

/s/ Todd Pepmeier
Todd Pepmeier
Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

- 37 -