Form 10-Q/A
period 2025-09-30
Arrive AI Inc.
filed 2026-04-15
CIK 1818274

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

EXPLANATORY NOTE

Arrive AI, Inc. (“we,” “us,” “our,” “Arrive” and “the Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Form 10-Q/A”), to amend and restate the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, as originally filed with the Securities and Exchange Commission (“SEC”) on November, 14 2025 (the “Original Form 10-Q”).

Background of Restatement

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, management, in consultation with the Company’s independent registered public accounting firm, identified errors in the accounting for certain hybrid financial instruments issued pursuant to the Securities Purchase Agreement, dated March 21, 2025, with Streeterville Capital, LLC.

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

Accordingly, the Company is filing this Amendment No. 1 on Form 10-Q/A to restate its unaudited condensed financial statements as of and for the quarter ended September 30, 2025. The Company’s Audit Committee, in consultation with management, concluded that the previously issued financial statements included in the Original Form 10-Q should no longer be relied upon. See Note 1 to the unaudited condensed financial statements for additional information regarding the restatement and its impact on the Company’s financial statements.

See Part I, Item 4, Controls and Procedures, for information regarding management’s conclusions on disclosure controls and procedures and internal control over financial reporting.

Items Amended in this Quarterly Report on Form 10-Q/A

This Form 10-Q/A amends and restates the following items of the Original Form 10-Q:

●	Part I, Item 1 – Financial Statements: The condensed balance sheet as of September 30, 2025, the condensed statements of operations and comprehensive loss, the condensed statements of stockholders’ equity (deficit), and the condensed statements of cash flows for the three and nine months ended September 30, 2025, and the related notes to the condensed financial statements, have each been restated to reflect the corrections described above.

●	Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations: Updated to reflect and discuss the restated financial results and the impact of the restatement on the Company’s financial condition, results of operations, and liquidity.

●	Part I, Item 4 – Controls and Procedures: Updated to reflect management’s revised conclusions regarding the effectiveness of disclosure controls and procedures and ICFR as of September 30, 2025, including disclosure of the material weakness identified in connection with the restatement.

●	Part II, Item 6 – Exhibits: Updated to include currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ARRIVE AI INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024
	(As Restated)
ASSETS

CURRENT ASSETS
Cash	$816,715	$129,318
Accounts receivable	4,900	-
Prepaid expenses	164,777	55,867
Deferred offering costs	-	427,898
Investments at fair value	1,918,995	-
Other current assets	721	4,179

Total current assets	2,906,108	617,262

LONG-TERM ASSETS
Property and equipment, net	152,915	95,425
Right of use assets - operating leases	73,041	-
Patents, net	272,914	273,601
Deferred offering costs, net of current portion	6,302,586	-
Security deposit	1,500	1,500

Long-term assets	6,802,956	370,526

TOTAL ASSETS	$9,709,064	$987,788

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$707,100	$1,868,689
Accrued liabilities	205,398	79,556
Credit card payable	8,574	3,636
Current portion of operating lease liability	38,041	-
Convertible note payable, net of discount and debt issuance costs of $2,522,944 and $118,290, respectively	1,883,766	-
Derivative liabilities	1,140,000	-
Current portion of note payable	8,982	8,524

Total current liabilities	3,991,861	1,960,405

NONCURRENT LIABILITIES
Noncurrent portion of operating lease liability	35,000	-
Note payables, net of current portion	3,763	10,558

Total liabilities	4,030,624	1,970,963

Commitments and Contingencies (See Note 13)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0002 par value, 200,000,000 shares authorized, 34,233,087 issued and 34,213,387 outstanding at September 30, 2025, and 29,120,905 issued and outstanding at December 31, 2024	6,845	5,822
Treasury stock, at cost, 19,700 shares as of September 30, 2025	(74,743)	-
Additional paid-in capital	31,761,337	14,984,561
Subscription receivable	-	(53,003)
Accumulated deficit	(26,014,999)	(15,920,555)

Total stockholders’ equity (deficit)	5,678,440	(983,175)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,709,064	$987,788

See accompanying condensed notes to unaudited financial statements.

ARRIVE AI INC.

 CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
	(As Restated)		(As Restated)
REVENUE	$7,450	$-	$98,175	$-

OPERATING EXPENSES
General and administrative	1,370,346	791,639	6,739,384	2,395,881
Research and development	179,854	7,940	564,585	548,879
Sales and marketing	107,530	28,414	164,793	281,160

Total operating expenses	1,657,730	827,993	7,468,762	3,225,920

OTHER INCOME (EXPENSES)
Other income	23,388	5,434	83,454	29,523
Interest expense and bank charges	(283,586)	(1,192)	(452,843)	(3,209)
Change in fair value of derivative liabilities	896,266	-	1,086,266	-
Amortization of debt discount	(88,295)	-	(116,033)	-
Loss on conversion of convertible notes payable	(3,295,072)	-	(3,295,072)	-
Realized gain on investments	46,491	-	46,491	-
Unrealized loss on investments	(76,120)	-	(76,120)	-

Total other income (expenses)	(2,776,928)	4,242	(2,723,857)	26,314

NET LOSS BEFORE TAXES	(4,427,208)	(823,751)	(10,094,444)	(3,199,606)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(4,427,208)	$(823,751)	$(10,094,444)	$(3,199,606)

NET LOSS PER SHARE:
Basic and diluted	$(0.13)	$(0.03)	$(0.32)	$(0.11)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	33,245,510	29,000,241	31,515,121	28,935,738

See accompanying condensed notes to unaudited financial statements.

ARRIVE AI INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2025 and 2024 (Unaudited)

	Number of Common Shares	Common Stock ($)	Number of Treasury Shares	Treasury Stock ($)		Additional Paid-In Capital,	Subscription Receivable ($)	Accumulated Deficit ($)	Total Stockholders’ Equity (Deficit) ($)

BALANCE, JANUARY 1, 2025	29,120,905	$5,822	-		$-	$14,984,561	$(53,003)	$(15,920,555)	$(983,175)

Issuance of common stock, net	33,846	6	-		-	380,527	40,219	-	420,752

Issuance of common stock upon exercise of warrants	62,500	13	-		-	296,863	-	-	296,876

Issuance of common stock for deferred offering costs	532,913	107	-		-	6,927,762	-	-	6,927,869

Stock-based compensation	84,874	17	-		-	1,348,228	-	-	1,348,245

Net loss	-	-	-		-	-	-	(1,978,165)	(1,978,165)

BALANCE, MARCH 31, 2025	29,835,038	$5,965	-		$-	$23,937,941	$(12,784)	$(17,898,720)	$6,032,402

Issuance of common stock, net	2,941,039	589	-		-	15,402	7,617	-	23,608

Issuance of common stock upon exercise of warrants	58,320	12	-		-	277,008	-	-	277,020

Issuance of common stock for options exercise	690	-	-		-	8,970	-	-	8,970

Issuance of common stock for settlement of debt	92,673	19	-		-	1,204,718	-	-	1,204,737

Reclassification of deferred offering costs	-	-	-		-	(871,882)	-	-	(871,882)

Issuance of common stock for commitment fee	62,500	12	-		-	828,113	-	-	828,125

Stock-based compensation	33,125	7	-		-	675,501	-	-	675,508

Net loss	-	-	-		-	-	-	(3,689,071)	(3,689,071)

BALANCE, JUNE 30, 2025 (As Restated)	33,023,385	$6,604	-		$-	$26,075,771	$(5,167)	$(21,587,791)	$4,489,417

Issuance of common stock, net	-	-	-		-	(1,471)	5,167	-	3,696

Issuance of common stock for options exercise	83	-	-		-	299	-	-	299

Issuance of common stock for the conversion of convertible note payable	1,207,355	241	-		-	4,533,739	-	-	4,533,980

Reclassification of derivative liabilities upon conversion	-	-	-		-	1,733,734	-	-	1,733,734

Repurchase of common stock	-	-	19,700		(74,743)	-	-	-	(74,743)

Reclassification of deferred offering costs	-	-	-		-	(869,868)	-	-	(869,868)

Stock-based compensation	2,264	-	-		-	289,133	-	-	289,133

Net loss	-	-	-		-	-	-	(4,427,208)	(4,427,208)

BALANCE, SEPTEMBER 30, 2025 (As Restated)	34,233,087	$6,845	19,700		$(74,743)	31,761,337	$-	$(26,014,999)	$5,678,440

BALANCE, JANUARY 1, 2024	28,844,643	$5,769		$		$10,924,624	$(25,505)	$(11,382,654)	$(477,766)

Issuance of common stock, net	75,343	15	-		-	824,603	(50,260)	-	774,358

Stock-based compensation	-	-	-		-	246,612	-	-	246,612

Net loss	-	-	-		-	-	-	(916,753)	(916,753)

BALANCE, MARCH 31, 2024	28,919,986	$5,784	-		$-	$11,995,839	$(75,765)	$(12,299,407)	$(373,549)

Issuance of common stock and warrants for cash, net	33,997	6	-		-	356,650	70,219	-	426,875

Stock-based compensation	11,787	2	-		-	359,001	-	-	359,003

Net loss	-	-	-		-	-	-	(1,459,102)	(1,459,102)

BALANCE, JUNE 30, 2024	28,965,770	$5,792	-		$-	$12,711,490	$(5,546)	$(13,758,509)	$(1,046,773)

Issuance of common stock and warrants	76,661	15	-		-	848,852	(18,418)	-	830,449

Stock-based compensation - stock awards	375	-	-		-	4,494	-	-	4,494

Stock-based compensation - stock options	-	-	-		-	270,011	-	-	270,011

Net loss	-	-	-		-	-	-	(823,751)	(823,751)

BALANCE, SEPTEMBER 30, 2024	29,042,806	$5,807	-		$-	$13,834,847	$(23,964)	$(14,582,260)	$(765,570)

See accompanying condensed notes to unaudited financial statements.

ARRIVE AI INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2025 and 2024 (Unaudited)

	2025	2024
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,094,444)	$(3,199,606)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	2,322,155	880,120
Depreciation and amortization	31,048	21,792
Change in fair value of derivative liabilities	(1,086,266)	-
Loss on extinguishment of convertible note payable	3,295,072	-
Amortization of discount on convertible debt	116,033	-
Amortization of issuance costs on convertible debt	274,766	-
Realized gain on investments	(46,491)	-
Unrealized depreciation on investments	76,120	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(4,900)	-
Prepaid expenses	(108,910)	(63,407)
Other current assets	3,458	-
Increase (decrease) in
Accounts payable	43,148	408,485
Accrued liabilities	125,842	21,889
Credit card payable	4,938	(28,720)

Net cash used in operating activities	(5,048,431)	(1,959,447)

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress	(87,850)	-
Proceeds from sales of investments	3,018,635	-
Purchase of investments	(4,967,259)	-

Net cash used in investing activities	(2,036,474)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	448,056	2,031,682
Purchase of treasury stock	(74,743)	-
Proceeds from the exercise of warrants, net	573,896	-
Repayments of note payables	(6,337)	(5,914)
Proceeds from issuance of convertible debt	8,000,000	-
Debt issuance costs	(480,000)	-
Deferred offering costs	(688,570)	(100,000)

Net cash provided by financing activities	7,772,302	1,925,768

NET INCREASE (DECREASE) IN CASH	687,397	(33,679)

CASH, BEGINNING OF PERIOD	129,318	325,472

CASH, END OF PERIOD	$816,715	$291,793

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$175,640	$1,277
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Common stock issued as payment of offering costs	$6,927,869	$-
Common stock issued as settlement of legal expenses	$1,204,737	$-
Common stock issued for the conversion of convertible note payable	$4,533,980	$-
Derivative liabilities reclassified as additional paid-in capital upon conversion	$1,733,734	$-
Deferred offering costs recognized as additional paid-in capital upon financing drawdown	$1,741,750	$-
Cashless exercise of stock options	$9,269	$-

See accompanying condensed notes to unaudited financial statements.

ARRIVE AI INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the nine months ended September 30, 2025

(Unaudited)

1.	NATURE OF OPERATIONS (AS RESTATED)

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

Restatement of previously issued financial statements

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, management, in consultation with the Company’s independent registered public accounting firm, identified errors in the accounting for certain hybrid financial instruments issued pursuant to the Securities Purchase Agreement, dated March 21, 2025, by and between the Company and Streeterville Capital, LLC.

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

As a result of these errors, the Company understated derivative liabilities, misstated the carrying amount of the related host instruments, and incorrectly recorded certain related non-cash expenses in its previously issued unaudited condensed financial statements as of and for the quarter ended September 30, 2025. Accordingly, the Company has restated its unaudited condensed financial statements as of September 30, 2025 and for the three and nine months then ended.

The following tables summarize the effect of the restatement on the Company’s previously issued unaudited condensed financial statements for the periods presented.

CONDENSED BALANCE SHEETS — Effect of Restatement as of September 30, 2025

	As Reported	Adjustments	As Restated
ASSETS
Deferred offering costs	$6,312,586	$(6,312,586)	$—
Total current assets	9,218,694	(6,312,586)	2,906,108
Deferred offering costs	—	6,302,586	6,302,586
Long-term assets	500,370	6,302,586	6,802,956
Total assets	9,719,064	(10,000)	9,709,064
LIABILITIES
Convertible note payable, net of discount and debt issuance costs of $2,522,944 and $118,290, respectively	4,002,333	(2,118,567)	1,883,766
Derivative liabilities	—	1,140,000	1,140,000
Total current liabilities	4,970,428	(978,567)	3,991,861
Total liabilities	5,009,191	(978,567)	4,030,624
STOCKHOLDERS’ EQUITY (DEFICIT)
Additional paid-in capital	29,602,998	2,158,339	31,761,337
Accumulated deficit	(24,825,227)	(1,189,772)	(26,014,999)
Total stockholders’ equity (deficit)	4,709,873	968,567	5,678,440
Total liabilities and stockholders’ equity (deficit)	9,719,064	(10,000)	9,709,064

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

1.	NATURE OF OPERATIONS (AS RESTATED) (Continued)

CONDENSED STATEMENTS OF OPERATIONS — Effect of Restatement For the Three Months Ended September 30, 2025

	As Reported	Adjustments	As Restated
General and administrative	$1,370,347	$(1)	$1,370,346
Total operating expenses	1,657,731	(1)	1,657,730
Interest expense and bank charges	(580,021)	296,435	(283,586)
Change in fair value of derivative liabilities	—	896,266	896,266
Amortization of debt discount	—	(88,295)	(88,295)
Loss on conversion of convertible notes payable	—	(3,295,072)	(3,295,072)
Total other income (expense), net	(586,262)	(2,190,666)	(2,776,928)
Net (loss) before income taxes	(2,236,543)	(2,190,665)	(4,427,208)
Net (loss)	(2,236,543)	(2,190,665)	(4,427,208)
Net loss per share — basic and diluted	(0.07)	(0.06)	(0.13)

CONDENSED STATEMENTS OF OPERATIONS — Effect of Restatement For the Nine Months Ended September 30, 2025

	As Reported	Adjustments	As Restated
General and administrative	$7,551,884	$(812,500)	$6,739,384
Total operating expenses	8,281,262	(812,500)	7,468,762
Interest expense and bank charges	(775,410)	322,567	(452,843)
Change in fair value of derivative liabilities	—	1,086,266	1,086,266
Amortization of debt discount	—	(116,033)	(116,033)
Loss on conversion of convertible notes payable	—	(3,295,072)	(3,295,072)
Total other income (expense), net	(721,585)	(2,002,272)	(2,723,857)
Net loss before income taxes	(8,904,672)	(1,189,772)	(10,094,444)
Net loss	(8,904,672)	(1,189,772)	(10,094,444)
Net loss per share — basic and diluted	(0.28)	(0.04)	(0.32)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) — Effect of Restatement For the Six and Nine months ended June 30, 2025 and September 30, 2025

As of June 30, 2025

Additional paid-in capital, net of offering costs	$26,060,146	$15,625	$26,075,771
Accumulated deficit	(22,588,684)	1,000,893	(21,587,791)
Total stockholders’ equity (deficit)	3,472,899	1,016,518	4,489,417

As of September 30, 2025

Additional paid-in capital, net of offering costs	$29,602,998	$2,158,339	$31,761,337
Accumulated deficit	(24,825,227)	(1,189,772)	(26,014,999)
Total stockholders’ equity (deficit)	4,709,873	968,567	5,678,440

CONDENSED STATEMENTS OF CASH FLOWS — Effect of Restatement For the Nine Months Ended September 30, 2025

	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,904,672)	$(1,189,772)	$(10,094,444)
Stock-based compensation	3,134,655	(812,500)	2,322,155
Change in fair value of derivative liabilities	—	(1,086,266)	(1,086,266)
Loss on conversion of convertible notes payable	—	3,295,072	3,295,072
Amortization of discount on convertible debt	357,333	(241,300)	116,033
Amortization of issuance costs on convertible debt	240,000	34,766	274,766
Net cash used in operating activities	(5,048,431)	—	(5,048,431)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes payable	7,530,000	470,000	8,000,000
Debt issuance costs	—	(480,000)	(480,000)
Deferred offering costs	(698,570)	10,000	(688,570)
Net cash provided by financing activities	7,772,302	—	7,772,302
SUPPLMENTAL DISCLOSURE OF NONCASH INFORMATION
Common stock issued for conversion of convertible notes payable	—	4,533,980	4,533,980
Derivative liabilities reclassified as additional paid-in capital upon conversion of convertible notes payable	—	1,733,734	1,733,734

There was no impact to total cash and cash equivalents as of September 30, 2025 as a result of the restatement. The restatement had no effect on the Company’s revenue for any period presented.

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

Convertible Notes Payable and Derivative Liabilities (As Restated)

The Company accounts for convertible notes in accordance with ASC 470, Debt, and ASC 815, Derivatives and Hedging. At issuance, the Company evaluates each convertible note to determine whether any embedded features must be bifurcated and accounted for separately as a derivative liability.

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

When an embedded derivative is bifurcated from a convertible note at issuance, the Company initially records the derivative liability at fair value, with the residual proceeds allocated to the host debt instrument, consistent with ASC 835-30 and ASC 815. Debt issuance costs are allocated consistently with this initial measurement approach. The portion of issuance costs allocated to the derivative liability is expensed immediately in the period of issuance. The portion of issuance costs allocated to the host debt instrument is recorded as a contra-debt balance (debt issuance costs) and amortized to interest expense over the expected term of the note using the effective interest method (“EIM”).

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

The pro-rata portion of the bifurcated derivative liability attributable to the converted principal is remeasured to fair value as of the conversion date. The change in fair value from the most recent prior remeasurement date to the conversion date is recognized in earnings as a gain or loss on change in fair value of derivative liability. Upon conversion of the convertible notes payable, the pro-rata portion of the remeasured fair value of the derivative liability is then derecognized from the balance sheet with a credit to additional paid-in capital.

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

The host portion of convertible note payable, excluding the separately recognized bifurcated derivative liabilities, are carried at amortized cost using the effective interest method as disclosed in NOTE 5. The bifurcated derivative liabilities associated with the convertible notes are carried at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy. See NOTE 5 for a full description of the fair value measurement methodology, significant unobservable inputs, and the roll-forward of the derivative liabilities balance.

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

The Company has a minimum cash balance available for payment of ongoing operating expenses. As of September 30, 2025, the Company has an accumulated deficit of $26,014,999 and a net loss for the current period of $10,094,444. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

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

The Company measures its bifurcated derivative liabilities associated with its convertible notes at fair value on a recurring basis, see NOTE 12. These instruments are classified within Level 3 of the fair value hierarchy because their valuation relies on significant unobservable inputs, including expected equity volatility, expected term, and debt discount rates.

The following table presents the Company’s financial liabilities measured at fair value on a recurring basis:

Description	Level	September 30, 2025
Investments at fair value	1	$1,918,995
Derivative liabilities	3	$1,140,000

The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term nature.

Derivative Liabilities

In connection with the convertible notes issued under the Securities Purchase Agreement with Streeterville Capital, LLC, as described in NOTE 12, the Company bifurcated the embedded conversion feature from each note and recognized it as a derivative liability under ASC 815. Each derivative liability is initially recognized at fair value on the issuance date of the respective convertible note and is subsequently remeasured at fair value at each reporting date and each conversion date. Changes in fair value are recognized in the statement of operations.

The Company estimates the fair value of each derivative liability using a Monte Carlo simulation model, which simulates a large number of potential stock price paths and computes the expected present value of the conversion payoff under each path.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

5.	FAIR VALUE MEASUREMENTS (AS RESTATED) (Continued)

Valuation Inputs and Basis of Significant Assumptions

The following inputs were used in the Monte Carlo simulation at each instrument inception measurement date:

Input	Derivative 1 (Convertible Note 1)	Derivative 2 (Convertible Note 2)
Assumed instrument term	3.0 years	3.0 years
Stock price	$13.25	$6.78
Selected equity volatility	135%	130%
Risk-free rate (continuous compounded, 3-year)	3.91%	3.68%
Debt discount rate (3-year)	25.72%	28.69%

The following inputs were used in the Monte Carlo simulation to remeasure the derivative liabilities at each reporting date:

Input	6/30/2025	9/30/2025
Assumed instrument term	3.0 years	3.0 years
Stock price	$11.68	$3.64
Selected equity volatility	135%	145%
Risk-free rate (continuous compounded, 3-year)	3.65%	3.58%
Debt discount rate (3-year)	28.93%	26.00%

The following range of inputs were used in the Monte Carlo simulation to remeasure the derivative liabilities at conversion dates (derivatives with multiple conversions are presented with the range of inputs):

Input	Derivative 1 (Convertible Note 1)	Derivative 2 (Convertible Note 2)
Assumed instrument term	3.0 years	3.0 years
Stock price	$3.18-6.78	$3.45
Selected equity volatility	130-155%	145%
Risk-free rate (continuous, 3-year)	3.45-3.68%	3.54%
Debt discount rate (3-year)	25.66-28.69%	25.91%

As described in NOTE 12, the convertible notes have no stated maturity. The Company estimated an expected term of three years based on the timing of expected draws from the SPA, the economic structure of the SPA, the conversion mechanics, and its assessment of expected noteholder conversion behavior. This estimate is reassessed at each remeasurement date.

In the above table, the Company disclosed a range of closing day stock prices, historical volatilities, risk-free rates, and debt discount rates used as model inputs for conversion calculations, if the note had multiple conversions during the period. Convertible Note 1 had multiple conversions, which fell on the following dates: August 11, 2025, August 25, 2025, August 29, 2025, September 9, 2025, and September 17, 2025. Convertible Note 2 had one conversion on September 23, 2025.

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

The debt discount rate represents the Company’s estimated cost of non-convertible debt with terms comparable to the convertible notes. This rate was calibrated using observable market data for similarly situated issuers in the Company’s industry and credit profile, adjusted for the specific terms of the SPA.

Sensitivity of Level 3 Fair Value Measurements

Because the derivative liabilities are valued using significant unobservable inputs, their fair value measurements are classified within Level 3. Changes in those inputs can have a material effect on the reported fair value. The table below describes the directional sensitivity of the derivative liability fair value to changes in the most significant unobservable inputs, holding all other inputs constant:

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

Derivative Liabilities Roll-Forward

The following table provides a reconciliation of the derivative liabilities measured at fair value using Level 3 inputs for the year ended December 31, 2025:

	Convertible Note 1	Convertible Note 2	Total
Balance at January 1, 2025	$—	$—	$—
Derivative liabilities recognized upon issuance of convertible note payable at fair value	2,250,000	—	2,250,000
Change in fair value — period-end remeasurement (June 30, 2025)	(190,000)	—	(190,000)
Balance on June 30, 2025	2,060,000	—	2,060,000
Derivative liabilities recognized upon issuance of convertible note payable at fair value	—	1,710,000	1,710,000
Reclassification of derivative liabilities upon conversion of convertible notes payable	(1,427,021)	(306,713)	(1,733,734)
Change in fair value of derivative liabilities – conversion remeasurement	(424,642)	(650,000)	(1,074,642)
Change in fair value — period-end remeasurement (September 30, 2025)	161,663	16,713	178,376
BALANCE AT SEPTEMBER 30, 2025	$370,000	$770,000	$1,140,000

The total net change in fair value of derivative liabilities recognized in the statement of operations for the three and nine months ended September 30, 2025, was a gain of $896,266 and $1,086,266, respectively, presented within “Change in fair value of derivative liabilities” in the accompanying statement of operations. There was no comparable activity during the year ended December 31, 2024.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

5.	FAIR VALUE MEASUREMENTS (AS RESTATED) (Continued)

Amounts reclassified upon conversion represent the fair value of the pro-rata portion of each derivative liability, remeasured as of the applicable conversion date and derecognized in connection with the settlement of the related converted principal. The change in fair value through the conversion date is included in “Change in fair value of derivative liabilities - conversion remeasurement” in the table above. For a description of the full conversion accounting policy, including the treatment of the host debt component upon conversion, see NOTE 12.

Investments

During the nine months ended September 30, 2025, the Company held exchange-traded equity securities and written call options that were measured at fair value on a recurring basis and classified within Level 1 of the fair value hierarchy.

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

The following is a summary of the lease cost recognized in the Company’s consolidated statement of operations:

Operating Leases	Three months ended September 30, 2025	Nine months ended September 30, 2025
Lease cost in general and administrative expense
Operating lease expense	$8,195	$8,195
Total lease cost in general and administrative expense	$8,195	$8,195

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

8.	LEASES (Continued)

The following is a summary of the impact of the Company’s leases on the statements of cash flows:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Leasing activity in cash flows from operating activities
Operating leases	$12,600	$12,600
Total leasing activity in cash flows from operating activities	$12,600	$12,600

The weighted-average remaining lease term in years and weighted-average discount rate for operating leases at September 30, 2025 is 1.75 and 23.70%.

The future minimum lease payments required under the Company’s leases as of September 30, 2025 are as follows:

Future minimum lease payments
2025	$50,400
2026	37,800
Total future minimum lease payments	88,200
Less: Amount representing interest	(15,159)
Present value of lease liabilities	73,041
Less: current portion	(38,041)
Long-term portion	$35,000

9.	DEFERRED OFFERING COSTS

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

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

12.	CONVERTIBLE NOTES PAYABLE (AS RESTATED)

Overview of the Purchase Agreement

On March 21, 2025, the Company entered into a Securities Purchase Agreement with Streeterville Capital, LLC (“Streeterville”). The SPA closed on May 15, 2025, upon satisfaction of all condition precedents. The SPA provides for a maximum facility of $40,000,000, under which two draws were completed during the nine months ended, September 30, 2025, resulting in aggregate cash proceeds of $8,000,000 and the issuance of convertible notes with an aggregate face amount of $8,650,000. As of September 30, 2025, the remaining undrawn capacity under the facility is $32,000,000; however, any future draws remain subject to the satisfaction of conditions precedent set forth in the SPA, and no assurance can be given that additional draws will be made.

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

The Company has evaluated the Pre-Delivery Shares under ASC 480-10-25 and ASC 505-10-45 and concluded that equity classification is appropriate on the following basis: (i) the shares represent issued and legally outstanding common stock with full voting rights; (ii) the Company holds a right, but not an obligation, to repurchase the Pre-Delivery Shares at par value, which is a unilateral call option and does not, by itself, require liability classification; and (iii) the shares are not mandatorily redeemable and do not embody an unconditional obligation requiring the Company to transfer assets. Accordingly, the Pre-Delivery Shares are presented within stockholders’ equity and are included as issued and outstanding shares as of December 31, 2025.

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

Conversion Feature and Bifurcation

Pursuant to ASC 815-40-15 and ASC 815-15-25, a conversion feature that fails the indexed-to-own-stock test must be bifurcated from the host instrument and accounted for separately as a derivative liability, measured at fair value at each reporting date, with changes in fair value recognized in earnings. Accordingly, the Company has bifurcated the conversion feature as a derivative liability at the inception of each note.

Note Issuance Summary

The two convertible notes issued in 2025 were bifurcated as follows. The initial host carrying value for each note represents the cash proceeds received, reduced by (i) the original issue discount (“OID”) of approximately 8% of the principal proceeds, (ii) the fair value of the bifurcated derivative liabilities at issuance, (iii) the portion of debt issuance costs of 6% that are allocated to the host debt instrument, as described below, and (iv) the fair value of 62,500 shares of common stock issued by the company as a commitment fee.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

12.	CONVERTIBLE NOTES PAYABLE (AS RESTAED) (Continued)

In connection with the issuance of the notes, the Company incurred debt issuance costs equal to 6% of cash proceeds received, totaling $480,000 ($240,000 for Convertible Note 1 and $240,000 for Convertible Note 2). In accordance with ASC 835.30 and ASC 815, the Company allocates debt issuance costs between the host debt instrument and the bifurcated derivative liability based on their relative fair values at the date of issuance. Specifically, the fair value of the bifurcated derivative liability as a percentage of total proceeds was used to determine the portion of issuance costs attributable to the derivative component. Accordingly, $266,613 of the total $480,000 in issuance costs was allocated to the derivative components and expensed immediately within the statement of operations, as such costs cannot be deferred against a liability measured at fair value through earnings under ASC 815-15. The remaining $213,387 was recorded as a contra-liability (direct reduction of the carrying value of the host debt instrument) and is being amortized to interest expense using the effective interest method over the estimated expected term of three years, consistent with the accretion of the OID and derivative discounts described below. The resulting discount is accreted to par using the effective interest method over the estimated term of each note.

Although the notes have no stated maturity date, the Company estimated an expected term of three years for purposes of both the EIM accretion schedule and the Monte Carlo valuation of the bifurcated derivative. This expected term was determined based on (i) the Company’s expected timing of draws under the SPA (ii) the economic terms and structure of the SPA, including the conversion mechanics and the absence of a mandatory redemption date, (iii) the Company’s assessment of the expected conversion behavior of the noteholder based on the Lookback Formula, and (iv) the provisions of the SPA governing the noteholder’s conversion rights. The use of an expected term rather than a contractual maturity is consistent with ASC 820-10-35-24C, which requires that fair value reflect market participant assumptions. Management applied the same three-year expected term in both the EIM accretion model and the Monte Carlo valuation model based on its estimate of the period over which the notes are expected to remain outstanding. The three-year assumption will be reassessed each reporting period in connection with the fair value remeasurement of the derivative liability.

	Convertible Note 1	Convertible Note 2	Total
Issuance date	May 15, 2025	Aug 11, 2025
Face amount	$4,330,000	$4,320,000	$8,650,000
Original issue discount	(330,000)	(320,000)	(650,000)
Cash proceeds	4,000,000	4,000,000	8,000,000
Debt issuance costs (contra-liability)	(75,987)	(137,400)	(213,387)
Derivative discount (initial fair value of bifurcated derivatives)	(2,250,000)	(1,710,000)	(3,960,000)
Commitment shares (discount)	(828,125)	-	(828,125)
INITIAL HOST CARRYING VALUE	$845,888	$2,152,600	$2,998,488

Host Convertible Note Roll-Forward

The following table sets forth the activity in the carrying value of the host portion of the convertible notes for the nine months ended September 30, 2025. Discount accretion is computed using the EIM applied to the initial carrying value of each note over its estimated three-year expected term. Upon conversion, the face amount converted and the pro-rata unamortized discount and issuance costs attributable to the converted portion are removed from the carrying value.

	Convertible Note 1	Convertible Note 2	Total
Balance at January 1, 2025	$—	$—	$—
Note issuance — initial host carrying value	845,888	2,152,600	2,998,488
EIM accretion of debt discount and issuance costs	97,785	26,402	124,187
Conversions — face amount	(2,875,000)	(1,250,000)	(4,125,000)
Conversions — issuance costs	2,211,763	587,384	2,799,147
Conversions — unamortized discount written off	47,187	39,757	86,944
HOST CARRYING VALUE AT SEPTEMBER 30, 2025	$327,623	$1,556,143	$1,883,766

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

12.	CONVERTIBLE NOTES PAYABLE (AS RESTAED) (Continued)

Conversion Accounting

See NOTE 2, Convertible Notes Payable and Derivative Liabilities for details on accounting for the conversion of convertible notes payable.

For a summary of derivative liability activity during 2025, including amounts derecognized upon conversion, refer to NOTE 5.

Other income and expenses related to convertible notes

Other income and expenses related to the convertible notes recognized during the three and nine months ended September 30, 2025 consisted of the following, presented in the income statement line items indicated:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Stated interest at 8% per annum	$165,831	$165,831
Accretion of debt discount	88,295	116,033
Accretion of debt issuance costs	6,297	8,153
Loss on conversion of convertible notes payable	3,295,072	3,295,072

The bifurcated derivative liability associated with the convertible notes is classified as a Level 3 instrument and remeasured at fair value at each reporting date using a Monte Carlo simulation model. For a full description of the valuation methodology, significant unobservable inputs (including the expected term, volatility, and risk-free rate assumptions), a roll-forward of the derivative liability balance, and the amounts of unrealized gains or losses recognized in earnings during 2025, refer to NOTE 5.

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

During the nine months ended September 30, 2025, the Company issued 5,112,182 shares of common stock as follows:

a)	11,692 shares with accredited investors in exchange for cash of $152,000 at an average share price of $13.00 per share. 7,692 of the shares were issued with warrants and deemed as equity, as described in Note 16.
b)	2,937,500 shares with an accredited investor in exchange for cash of $588. The shares were issued at par value, subject to the securities purchase agreement, dated March 21, 2025, by and between Streeterville Capital, LLC and the Company (the “Purchase Agreement”), as described in Note 12.
c)	120,820 warrants exercised, for 120,820 shares in exchange for cash of $573,895.
d)	25,693 shares issued through a crowdfunding campaign with other investors in exchange for net cash of $291,773, at an average share price of $11.50 per share net of offering costs.
e)	84,874 shares issued to employees and consultants, recognized as compensation expense, fair valued at $13.00 per share, for a total fair value of $1,103,362, based on the price per stock issued to investors for cash during the period January 1, 2025 to May 15, 2025.
f)	62,500 shares issued to Streeterville Capital, LLC as commitment shares pursuant to the SPA, fair valued at $828,125
g)	35,389 shares issued to employees or consultants via stock awards, recognized as compensation expense, for a total of $451,567, fair valued based on the Company’s closing stock price on the day the shares were issued.
h)	773 shares issued for the cashless exercise of vested options under the 2023 equity incentive plan, for a total of $9,269, fair value based on the Company’s closing stock price on the day the shares were exercised.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

15.	STOCKHOLDERS’ EQUITY (AS RESTATED) (Continued)

Common Stock (Continued)

i)	532,913 shares issued to a consultant via stock awards, recognized as deferred offering costs, fair valued at $13.00 per share, for a total of $6,927,869, based on the price per stock issued to investors for cash.
j)	92,673 shares issued with a consultant as settlement of legal expenses incurred in prior periods, fair valued at $13.00 per share, for a total of $1,204,737, based on the price per stock issued to investors for cash.
k)	1,207,355 shares issued, with a fair value of $4,125,000, as a conversion of $4,125,000 notes payable, as described in Note 12.

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

Capitalization and Dilution

As of September 30, 2025, we had 34,213,387 shares outstanding. On a fully diluted basis, including outstanding warrants (exercisable for 107,741 shares) and options (exercisable for 609,318 shares), our total share count is 34,930,446. Additionally, under the Streeterville Purchase Agreement (the “Purchase Agreement”), up to 6,792,645 remaining registered shares were available at September 30, 2025 that may be issuable at a discount to the market price. The Purchase Agreement also specifies the re-purchase of 2,937,500 outstanding pre-delivery shares at par value upon expiration or termination of the agreement.

The table below illustrates potential dilution under different conversion scenarios (unaudited):

Scenario

	Shares Outstanding	% Increase

Current Outstanding (9/30/2025)	34,213,387	-%
With all options and warrants exercised	34,930,446	2%
With all registered shares available for Streeterville issuance at September 30, 2025	41,723,091	22%
With re-purchase of pre-delivery shares	38,785,591	13%

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

Operating Expenses:

	Three Months Ended September 30,		$	%
	2025 (Restated)	2024	Change	Change

General and administrative	$1,370,346	$791,639	$578,707	73%
Research and development	179,854	7,940	171,914	2,165
Sales and marketing	107,530	28,414	79,116	278
	$1,657,730	$827,993	$829,737	100%

Our third quarter results reflect growing investment in the team size, product development and marketing activities.

General and administrative expenses increased by $578,707 to $1,370,346 for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. Primary components of general and administrative expenses were:

●	Salaries and benefits in total were $855,045, an increase of $338,795 from the prior year period, reflecting new hiring in product development, engineering and sales and marketing.
●	Base salaries for the period were $540,323, an increase of $305,639 from the same period in the prior year. As of September 30, 2025, the Company had 33 full-time salaried employees, compared with 8 in the same period last year.
●	Stock-based compensation for the period was $289,431, an increase of $14,926 from the same period in the prior year.
●	Legal and professional service fees were $238,677, an increase of $90,099 from the same period in the prior year due to higher spend on investor relations ($40,483), patent expenses ($32,716), compliance ($20,495), and litigation ($18,635), offset by lower consulting services.
●	Insurance expense was $72,421, an increase of $54,475 from the same period in the prior year, due to higher directors’ and officers’ insurance premiums.
●	Information technology expense was $46,289, an increase of $37,390 from the same period in the prior year, due to onboarding a new service provider.
●	General and administrative expense also includes an impairment charge in the current period of $10,541 related to a damaged asset in construction in process.

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

Other Income/Expenses:

	Three Months Ended September 30,		$	%
	2025 (Restated)	2024	Change	Change

Other income	$23,388	$5,434	$17,954	330%
Interest expense and bank charges	(283,586)	(1,192)	(282,394)	23,691
Change in fair value of derivative liability	896,266	-	896,266	NM
Amortization of debt discount	(88,295)	-	(88,295)	NM
Loss on Conversion of convertible note payable	(3,295,072)	-	(3,295,072)	NM
Realized gain (loss) on investments	46,491	-	46,491	NM
Unrealized gain (loss) on investments	(76,120)	-	(76,120)	NM
	$(2,776,928)	$4,242	$(2,781,170)	(65,563)%

Other income for the three months ended September 30, 2025, was $23,388. Income was recognized from payroll tax refunds earned under the federal R&D tax credit program of $18,780, and interest income of $4,608.

Interest expense of $283,586 was comprised primarily of the immediate expensing of the debt issuance costs associated with the bifurcated derivative of $102,599, amortization of the debt issue costs of the convertible note of $6,297, and accrued interest on the convertible note of $165,832. Other miscellaneous interest and bank fees was $8,858 in the period.

Change in fair value of derivative liabilities resulted in a non-cash gain of $896,266 for the three months ended September 30, 2025, with no comparable amount in 2024. The embedded conversion feature of the convertible note was bifurcated as a derivative liability at issuance under ASC 815. Each derivative is remeasured at fair value using a Monte Carlo simulation model at each reporting and conversion date, with changes recognized in earnings. The gain reflects the decline in the Company’s stock price from issuance, which reduced the expected value of the noteholder’s conversion optionality.

Amortization of debt discount resulted in a non-cash charge of $88,295 for the three months ended September 30, 2025, with no comparable amount in 2024, representing effective interest method amortization of the combined discount on the host convertible note instruments, consisting of original issue discount, the fair value of each bifurcated derivative at issuance, and allocable debt issuance costs, over the estimated three-year expected term of the note.

Loss on conversion of convertible notes payable of $3,295,072 for the three months ended September 30, 2025 resulted from the issuance of common stock for the conversion of convertible notes payable with no comparable amount in 2024. Under ASC 470-50, each conversion was treated as a debt conversion, and the loss represents the difference between the net carrying value converted and the fair value of common stock issued.

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

Comparison of the Nine Months Ended September 30, 2025, and September 30, 2024

Revenues:

	Nine Months Ended September 30,		$	%
	2025 (Restated)	2024	Change	Change

Consulting services	$89,000	$-	$89,000	NM	%
Installation	3,675	-	3,675	NM
Subscription	5,500	-	5,500	NM
	$98,175	$-	$98,175	NM	%

During the nine months ended September 30, 2025, we recognized total revenues of $98,175. Of this, $89,000 was for design and consulting services, $3,675 for installation fees, and $5,500 for monthly subscriptions.

As a development stage company, during the nine months ended September 30, 2024, we had no revenues.

Operating Expenses:

	Nine Months Ended September 30,		$	%
	2025 (Restated)	2024	Change	Change

General and administrative	$6,739,384	$2,395,881	$4,343,503	181%
Research and development	564,585	548,879	15,706	3
Sales and marketing	164,793	281,160	(116,367)	(41)
	$7,468,762	$3,225,920	$4,242,842	132%

Our nine months ended September 30, 2025 results reflect continued investment in product development and marketing activities. General and administrative expenses include one-time costs related to the direct listing and financing transaction.

General and administrative expenses increased by $4,343,503 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. Primary components of general and administrative expenses were:

●	Salaries and benefits in total increased by $4,359,704 from the prior year period. This was impacted by $1,866,531 one-time success bonuses paid upon completion of the public listing in May 2025.
●	Excluding the one-time bonus costs, base salaries for the period were $730,687, an increase of $208,822 from the same period in the prior year due to new hiring in product development, engineering and sales and marketing. As of September 30, 2025, the Company had 33 full-time salaried employees, compared with 8 in the same period last year.
●	Stock-based compensation for the period was $2,322,155, an increase of $1,442,035 from the same period in the prior year.
●	Legal and professional service fees were $950,017, an increase of $549,239 from the same period in the prior year due to higher spend on legal fees related to the direct listing ($260,383), investor relations ($106,298), compensation consulting ($77,140), patent expenses ($54,745), and higher transfer agent fees ($19,869).
●	Insurance expense was $147,052, an increase of $93,835 from the same period in the prior year, due to higher directors and officers insurance premiums.

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

Other Income/Expenses:

	Nine Months Ended September 30,		$	%
	2025 (Restated)	2024	Change	Change

Other income	$83,454	$29,523	$53,931	183%
Interest expense and bank charges	(452,843)	(3,209)	(449,634)	14,012
Change in fair value of derivative liability	1,086,266	-	1,086,266	NM
Amortization of debt discount	(116,033)	-	(116,033)	NM
Loss on conversion of convertible notes payable	(3,295,072)	-	(3,295,072	NM
Realized gain (loss) on investments	46,491	-	46,491	NM
Unrealized gain (loss) on investments	(76,120)	-	(76,120)	NM
	$(2,723,857)	$26,314	$(2,750,171)	(10,451)%

Other Income of $83,454 for the nine months ended September 30, 2025 was recognized from payroll tax refunds earned under the federal R&D tax credit program of $61,637, state tax refund from the EDGE credit of $16,915, and interest income of $4,902.

Interest expense of $452,843 for the nine months ended September 30, 2025 was comprised primarily of the immediate expensing of the debt issuance costs associated with the bifurcated derivative of $266,612, amortization of the debt issue costs of the convertible note of $8,153, and accrued interest on the convertible note of $165,832. Other miscellaneous interest and bank fees was $12,246 in the period.

Change in fair value of derivative liabilities resulted in a non-cash gain of $1,086,266 for the nine months ended September 30, 2025, with no comparable amount in 2024. The embedded conversion feature of the convertible note was bifurcated as a derivative liability at issuance under ASC 815. Each derivative is remeasured at fair value using a Monte Carlo simulation model at each reporting and conversion date, with changes recognized in earnings. The gain reflects the decline in the Company’s stock price from issuance, which reduced the expected value of the noteholder’s conversion optionality.

Amortization of debt discount resulted in a non-cash charge of $116,033 for the nine months ended September 30, 2025, with no comparable amount in 2024, representing effective interest method amortization of the combined discount on the host convertible note instruments, consisting of original issue discount, the fair value of each bifurcated derivative at issuance, and allocable debt issuance costs, over the estimated three-year expected term of the note.

Loss on conversion of convertible notes payable of $3,295,072 for the nine months ended September 30, 2025 resulted from the issuance of common stock for the conversion of convertible notes payable with no comparable amount in 2024. Under ASC 470-50, each conversion was treated as a debt conversion, and the loss represents the difference between the net carrying value converted and the fair value of common stock issued.

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

Operating Activities (Restated)

Net cash used in operating activities was $5,048,431 for the nine months ended September 30, 2025, compared to $1,959,447 for the same period in 2024. The increase in cash outflows of $3,088,984 was primarily due to our increased net loss.

For the nine months ended September 30, 2025, our net loss of $10,094,444 was offset by non-cash items of stock-based compensation expense of $2,322,155, depreciation and amortization expense of $31,048, change in fair value of derivative liabilities of ($1,086,266), loss on conversion of convertible note payable of $3,295,072, amortization of a discount on the convertible debt of $116,033, amortization of the $274,766 debt issuance costs, and unrealized depreciation on investments of $76,120.

Other working capital movements in the period resulted in a net cash inflow of $63,576, primarily due to an increase in accrued liabilities ($125,842), accounts payable ($43,148), credit card payable ($4,938), and other current assets ($3,458). These inflows were offset by an increase in prepaid expenses of $108,910, accounts receivable of $4,900.

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

Financing Activities (Restated)

Net cash provided by financing activities was $7,772,302 for the nine months ended September 30, 2025. We received $8,000,000 in proceeds from issuance of convertible debt under the Purchase Agreement. We received net proceeds of $448,056 from other sales of common stock and $573,896 from exercise of outstanding warrants, prior to the direct listing. These cash inflows were offset by payments made on an outstanding note payable of $6,337, debt issuance costs of $480,000 and payments for deferred offering costs of $688,570. We made purchases of our common stock under the share repurchase program of $74,743 in the period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10Q/A, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Management identified a material weakness in internal control over financial reporting related to the identification, evaluation, and accounting for certain embedded conversion features that should have been bifurcated from the related host instruments and accounted for as derivative liabilities at fair value in accordance with ASC 815, and the accretion of original issue discount and debt issuance costs associated with the host instruments using the effective interest method over the appropriate accretion period. As a result of this material weakness, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025.

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

-43-