Form 10-K
period 2025-12-31
Arrive AI Inc.
filed 2026-04-15
CIK 1818274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

COMMISSION FILE NUMBER 001-42645

Arrive AI Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-0935006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9100 Fall View Drive Fishers, Indiana 46037	(463) 270-0092
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock par value $0.0002 per share	ARAI	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2025, the last business day of its most recently completed second fiscal quarter, was approximately $99 million based on approximately 8.5 million non-affiliate shares at the closing price of the registrant’s common stock of $11.68 as reported by The Nasdaq Stock Market on that date.

As of April 15, 2026, the registrant had a total of 47,731,391 shares of its common stock, par value $0.0002 per share, issued and outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends impacting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;
●	our reliance on third parties, including suppliers, delivery platforms, brand sponsors, software providers and service providers;
●	our ability to commercialize our products at a large scale;
●	the competitive industry in which we operate, which is subject to rapid technological change;
●	our ability to access the full funds under the existing convertible note payable facility;
●	our ability to raise additional capital to develop our technology and scale our operations;
●	developments and projections relating to our competitors and our industry;
●	our ability to adequately control the costs associated with our operations;
●	the impact of current and future laws and regulations, especially those related to autonomous delivery;
●	potential cybersecurity risks to our operational systems, infrastructure, and integrated software by us or third-party vendors; and
●	other risks and uncertainties, including those listed under Item 1A. Risk Factors.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, the forward-looking statements in this Annual Report on Form 10-K should not be regarded as representations that the results or conditions described in such statements will occur or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.

ii

PART I

Item 1. Business

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties. Actual results may differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including those described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this report. Readers should carefully review this Annual Report on Form 10-K in its entirety, including the financial statements and related notes. Unless the context otherwise requires, references to “Arrive AI Inc.,” “Arrive,” the “Company,” “we,” “us,” and “our” refer to Arrive AI Inc.

Corporate History

We were incorporated on April 30, 2020, in the State of Delaware under the name of Dronedek Corporation. The Company changed its name to Arrive Technology Inc. on July 27, 2023. The Company changed its name to Arrive AI Inc. on September 27, 2024. We are an early-stage technology company with a focus on designing and implementing a commercially viable smart mailbox and platform system for smart, secure, and seamless exchange of packages, goods, supplies, food, and medications between people, through the use of robots and drones. We began conducting commercial operations in 2025 and we had no revenues for prior fiscal years.

Arrive executed an exclusive patent license agreement on May 26, 2020, with its CEO, Daniel O’Toole, which was amended in December 2024 and March 2025, whereby Mr. O’Toole granted Arrive rights to use, sell, manufacture and otherwise commercialize certain technologies relating to secured drone delivery ALM mailboxes in exchange for license fees. Such technologies have helped jumpstart our business operations and will continue to play such a critical role in our growth that we have become heavily reliant on the right to use them. Please see a more detailed description of the terms of such agreement under “Certain Relationships and Related Party Transactions, and Director Independence” and the risks related to our reliance on such agreement under “Risks Related to Intellectual Property and Related-Party Arrangements - Our business depends on intellectual property licensed from our Chief Executive Officer” and “Risks Related to Intellectual Property and Related-Party Arrangements - We engage in related-party transactions that may create conflicts of interest.”

Controlled Company Status

The Company ceased to be a “controlled company” within the meaning of the listing rules of The Nasdaq Stock Market LLC on or around April 9, 2026, and is permitted to continue to rely on exemptions from certain Nasdaq corporate governance requirements within a year following such date, including the requirement that a majority of the Board consist of independent directors and the requirement that the compensation and nominating committees be composed entirely of independent directors. The Company currently relies on these exemptions.

Notwithstanding these exemptions, the Company maintains an Audit and Finance Committee composed entirely of independent directors in accordance with applicable Nasdaq and SEC requirements.

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

As a company with less than $1.235 billion of revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may remain an emerging growth company for up to five years from the date of the closing of our public offering, or until such earlier time as we have more than $1.235 billion in annual revenue, the market value of our stock held by non-affiliates is more than $700 million as of the final day of our second fiscal quarter, in which case we would cease to be an “emerging growth company” as of the following final day of our fiscal year, or we issue more than $1 billion of non-convertible debt over a three-year period.

For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period under the JOBS Act. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during our most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. For so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosures and other requirements that are applicable to other public companies that are not smaller reporting companies, such as providing only two years of audited financial statements.

Glossary of Terms and Abbreviations

The following is a glossary of technical terms used in this annual report:

AP1 / AP2 / AP3 / AP4 / AP5 / AP6 – Generations of Arrive Points

ADM – Automated Delivery Marketplace

AI – Artificial Intelligence

ALM – Autonomous Last Mile

AMR – Autonomous Mobile Robot

AUVS – Aerial Unmanned Vehicle Systems

Arrive Points™ – Branded term for our product

IoT – Internet of Things

ML – Machine Learning

MaaS – Mailbox as a Service

PHI – Protected Health Information

PII – Personally Identifiable Information

UAV / UAVs – Unmanned Aerial Vehicles

Company Overview

Arrive AI is pioneering the essential infrastructure for the Autonomous Last Mile (“ALM”) era, where the future of last-mile logistics is dominated by drones and robotic delivery systems. We are building a universal ALM network of Arrive Points™—smart lockers and mini-cross-docks—that serve as secure, asynchronous exchange points connecting drones, robots, delivery providers, retailers, and consumers.

Our integrated ALM Platform combines a physical Arrive Point™ Network (delivered as Network-as-a-Service), an ALM Marketplace for dynamic scheduling and transactional optimization and AI Services for data-driven insights and automation. This comprehensive ecosystem is designed to overcome the key barriers to widespread ALM adoption—interoperability, security, efficiency, and network density—while creating multiple scalable revenue streams.

We believe, much like the original iPhone and App Store catalyzed the smartphone and mobile app revolutions, Arrive AI’s platform provides the “Highest Common Denominator” infrastructure to support and accelerate rapid innovation across the entire automated last-mile industry, serving medical, pharmaceutical, retail, e-commerce, and logistics stakeholders.

Our patented, multi-generational Arrive Points (AP3, AP4, and upcoming AP5) deliver universal compatibility, robust chain-of-custody security, temperature assistance where required, and seamless physical-digital synchronization. By eliminating manual intervention and technical silos, we enable efficient, scalable, and fully autonomous delivery networks that preserve product integrity and unlock exceptional operational efficiency.

ALM Platform for Industry Innovation

Our integrated ALM Platform combines a physical Arrive Point™ Network, an ALM Marketplace, and AI Services to create a comprehensive ecosystem designed to accelerate the adoption of drone and robotic delivery.

Our ALM Platform is designed to drive future revenue through three complementary pillars:

1. Arrive Point Network (Network-as-a-Service): This hardware-enabled network provides secure, asynchronous delivery and pickup points with features such as temperature assistance and secure chain of custody. We plan to offer access to this network through monthly and annual subscription fees, along with associated installation, support, maintenance, and infrastructure services. This turn-key Network-as-a-Service model is expected to contribute significantly to our revenue as we deploy subsequent generations of Arrive Points.

2. AI Services: Leveraging machine learning (ML) and artificial intelligence (AI), we intend to monetize the vast transactional and environmental data generated by our network. ML will primarily power edge computing and local processing in our fourth- and fifth generation Arrive Points (AP4 and AP5), while broader AI capabilities will derive actionable insights such as reverse logistics optimization, routing density and arbitrage, and growth forecasting. We also plan to integrate foundational AI models for enhanced device-based human interactions.

3. ALM Marketplace: Our software platform will enable dynamic pricing, management of “gate times,” and optimization of high-demand space across the Arrive Point network, functioning similarly to a Google AdSense-like marketplace. This will facilitate critical ecosystem functions including arrival/departure scheduling, space optimization, smart notifications, micro-weather data, local restrictions, transactional updates, and automation issue resolution. Advanced marketplace capabilities are planned for introduction with our AP5 units.

We differentiate ourselves through a comprehensive, integrated solution:

●	Universal Compatibility: Our multi-generational Arrive Points (AP3, AP4, AP5) are being developed to support all major drone and robotic delivery systems, addressing a key barrier to widespread ALM adoption.
●	End-to-End Solution: We combine advanced hardware, a robust software platform, and AI/ML capabilities to deliver a complete ecosystem for automated last-mile exchange.
●	Early Market Validation: We have secured pilot programs with significant customers, including a regional hospital and a specialty pharmaceutical delivery company, providing valuable learning and validation as we refine our path to sustainable economics.

Five-Year Public Plan

The future of last-mile delivery belongs to drones and robots. Arrive AI is building the essential ALM network and platform to enable this transformation. Our five-year plan targets deployment of 100,000 Arrive Points, achieving a revenue model of approximately 50% Network-as-a-Service and 50% Marketplace & AI Services.

This five-year plan outlines our phased approach from early market solutions and product development through pilot programs, strategic refinement, production ramp, and ultimately network scalability. Our initial deployments focused on pilot validation and iterative learning. Revenue is expected to accelerate as we scale installations and activate subscription, marketplace, and AI service models in line with the milestones shown.

Key phases include transitioning from early third generation (AP3) units toward fourth- and fifth generation (AP4 and AP5) hardware that will fully enable marketplace transactional economics and advanced AI services. Our internal stretch goals reflect ambitious network effects and rapid deployment potential as the ALM ecosystem matures.

This plan is forward-looking and subject to change without notice based on market conditions, technological advancements, strategic partnerships, and capital availability.

Competition

We recognize emerging competition from:

● Smart locker box and mailbox companies are also adapting to ALM trends and may pursue similar capabilities or business as Arrive AI

● Automation providers, like drone and robotic companies and/or operators, are now also developing point solutions for last-mile delivery handoffs and may pursue similar capabilities or business as Arrive AI

Our strategy leverages our intellectual property and technological advantages developed in AP1, AP2, AP3, AP4 and soon to be AP5, to position Arrive AI’s ALM MaaS solutions as the industry standard, anticipating that proprietary point-solutions will transition towards our broader, full-featured, universal ALM network/platform because of cost, interoperability, and customer demand for universal vs. proprietary solution lock-in.

This business foundation, combined with our strategic product rollout and strong intellectual property portfolio, positions Arrive AI to lead the transformation of ALM infrastructure and the formation of an ALM platform for the emerging ALM ecosystem, in the era that will most certainly be transformed by last-mile autonomous logistics as projected by organizations like ARK Invest in their Annual Innovation Report in the Autonomous Logistics sections.

Environmental Regulation

Our operations are subject to federal, state, and local environmental laws and regulations relating to, among other things, the handling and disposal of materials and waste. We are primarily engaged in office-based functions and research and development activities and do not conduct material manufacturing or industrial operations. Accordingly, we do not believe compliance with environmental laws and regulations has had, or is expected to have, a material effect on our capital expenditures, results of operations, or competitive position.

We generate limited quantities of electronic and office waste, which are managed in accordance with applicable laws, primarily through third-party service providers. We are not aware of any pending or threatened environmental matters that we believe would have a material adverse effect on our business, financial condition, or results of operations.

Government Regulations

The Postal Reorganization Act of 1970 created the U.S. Postal Service (“USPS) as an independent establishment of the executive branch of the federal government. The Postal Accountability and Enhancement Act of 2006 amended the 1970 Act to give the re-named Postal Regulatory Commission revised oversight authority over many aspects of the USPS, including postal rates, product offerings and service standards. Once we begin our scaled operation and supply the market with Arrive’s ALM Mailboxes, a significant portion of our business will be subject to regulation and oversight by the USPS, posts in other major markets, and the governmental bodies that regulate the postal services themselves. These postal authorities have the power to regulate some of our current products and services and they sometimes also must approve many of our new or future product and service offerings before we can bring them to market. If new or future product and service offerings are not approved or there are significant conditions to approval, regulations on existing products or services are changed, posts utilize their position in the market or their role as product regulator to limit competition in areas where the posts themselves offer solutions, or if we fall out of compliance with the posts’ regulations, our financial performance could be adversely affected.

There has recently been heightened regulatory and enforcement focus relating to the collection, use, retention, transfer, and processing of personal data in the U.S. (at both the state and federal level), including the California Privacy Rights Act, the Virginia Consumer Data Protection Act, and other similar laws that have been or will be enacted by other jurisdictions. In addition, in the U.S., there has been increased legislative and regulatory activity related to artificial intelligence and the risks and challenges artificial intelligence poses, including the current U.S. presidential administration’s executive order to, among other things, establish artificial intelligence safety and security. An actual or alleged failure to comply with applicable U.S. or foreign data protection laws, regulations, or other data protection standards may expose us to litigation (including, in some instances, class action litigation), fines, sanctions, or other penalties, which could harm our reputation and adversely affect our business, results of operations, and financial condition. This regulatory environment is increasingly challenging, based on discretionary factors, and difficult to predict. Consequently, compliance with all applicable regulations in the various jurisdictions in which we do business may present material obligations and risks to our business, including significantly expanded compliance burdens, costs, and enforcement risks; require us to make extensive system or operational changes; or adversely affect the cost or attractiveness of the services we offer. All of these evolving compliance and operational requirements, as well as the uncertain interpretation and enforcement of laws, impose significant costs and regulatory risks that are likely to increase over time. Developing privacy legislation within the U.S. may also create limitations or added requirements on the use and collection of personal data that our ML/AI models will be built for.

The adoption of drones and autonomous robots for delivery has been gaining momentum in recent years due to the potential for increased efficiency, speed, and cost savings. However, the pace of adoption has been hindered by a variety of legal and regulatory barriers, including the Federal Aviation Administration’s (“FAA”) Beyond Visual Line of Sight (“BVLOS”) requirements. These regulations require operators to demonstrate that their drones can fly beyond the visual line of sight of the pilot or observer and still maintain safe operation. Meeting these requirements has been a significant challenge for many companies seeking to use drones for delivery and has slowed down the pace of adoption. Despite these challenges, many companies are investing heavily in developing and testing delivery drones and robots that can meet the FAA’s BVLOS requirements. As such, Arrive can expect continued progress in the adoption of drones and autonomous robots for delivery, albeit with careful consideration of legal and ethical implications, including compliance with BVLOS requirements.

Also, in our early market focus involving placing our products and providing services to medical facilities, we must also comply with the HIPAA if we handle PHI in the course of our commercial business operations. Despite the need to comply with HIPAA, we are only a provider of intelligent mailboxes and do not and will not manufacture, sell or transport medical or biological products or prescriptions, we are not and will not be subject to any regulations in those areas, for example, the Federal Food, Drug, and Cosmetic Act of 1938 and the Medical Device Amendments of 1976.

Regulations Related to the Transportation of Pharmaceutical and Biomedical Products

Even though we do not and will not manufacture, sell or transport medical or biological products or prescriptions, there are several regulations related to the transportation of pharmaceutical and biomedical products and our potential third-party service providers may be subject to such regulations, described further below.

Title 21 of the Code of Federal Regulations (CFR) regulates shipping, warehousing, distribution, and record keeping of pharmaceuticals. Because of the sensitive nature of some pharmaceutical products, there are many federal, state, and local laws that dictate how to package and transport the items. There are also several different federal agencies with oversight, including the Food and Drug Administration (“FDA”), the FDA’s role is to protect the public’s health by ensuring that the items to be consumed are safe. Prescription drugs and medical devices undergo rigorous screening and testing to ensure they work as the manufacturer claims. Within the context of pharmaceuticals, this means information on the approved temperature range for shipping, warehousing, and distribution. In addition to the FDA’s temperature control requirements, there are other requirements which include hygiene, security, and recordkeeping. The packaging procedures of manufacturers and third-party transportation providers must ensure compliance with FDA’s temperature control requirements. When transporting products that require temperatures outside the normal bounds, it usually requires a particular type of vehicle or trailer. These vans and trucks are modified to allow temperature control while traveling. This helps ensure the products stay within the safe temperature range. The modifications to the trailers and vehicles often include improved gaskets, seals, and partitions that allow the transport of products in different temperature zones. The FDA also sets state licensing laws for pharmaceutical companies.

The most relevant of the FDA requirements is the cold supply chain, which is crucial to many different industries. If products go outside of their safe temperature range, it can lead to ineffective medications, vaccines, or devices. This is what makes compliance so crucial in the medical community. For most products, storage and transportation are easy so long as the temperature range remains between 55- and 77-degrees Fahrenheit, but once outside of that comfortable range, things start to become more challenging. Within the cold supply chain, there are four different steps. The first stage is where the supply is from, such as the factory or plant. The second step is the transportation stage. This stage can occur multiple times and is when the medical devices or medication are on the transport vehicle. The third step, storage, is whenever the product is in a cold storage location before arriving at its final destination. This step also has the possibility of happening more than once. The last step is arrival at the market when the products reach the buyers. This is the stage where the items remain before being sold or administered. Our Company will not guarantee the temperature of any of these items as this is a requirement applicable to manufacturers and transportation third parties in connection with their packaging procedures.

Transportation: Transporting products that require temperatures outside the normal bounds usually requires a particular type of vehicle or trailer. These vans and trucks are modified to allow temperature control while traveling. This helps ensure the products stay within the safe temperature range. The modifications to the trailers and vehicles often include improved gaskets and seals. Some even have partitions that allow the transport of products in different temperature zones.

Storage: For storage purposes, one must ensure the warehouses will remain compliant with the temperature requirements. Some warehouses have a backup generator in the event of power loss. This will make sure that temperature-sensitive products aren’t lost or damaged. Security, another critical aspect of FDA regulation, is the requirement for who can be around the products while in transit. There are rules about who can and is allowed in proximity to pharmaceuticals. Hygiene, like in restaurants, the FDA is responsible for overseeing the storage conditions of products. Anywhere that the pharmaceuticals are stored must provide adequate cleaning, proper ventilation, and safe storage practices to ensure nothing happens to the products. Recordkeeping, there is a requirement for accurate recordkeeping, which is a requirement for anybody following the FDA-approved pharmaceutical shipping regulations. This work is crucial for products to arrive protected. Being able to provide such documentation also ensures the responsible party pays the cost of any non-compliance problems, including any fines or replacements.

Department of Transportation (DOT): Several scenarios may include the involvement of the Department of Transportation in connection with the transport of pharmaceutical products. This is often in connection with the transportation of hazardous materials. Any planned delivery route must comply with all requirements for the transport of whatever item that has the hazardous materials label. Another government agency applicable to pharmaceutical transportation is the Drug Enforcement Agency (“DEA”). This group gets involved because many different medications double as controlled substances, thanks to the risk of generating addiction. These medications can be anything from painkilling opiates to medicines that address other chronic illnesses. Whatever the individual medical product is, the DEA will be involved if there is the possibility of theft.

These regulations have a significant impact on the operations and responsibilities of third parties, such as those who have autonomous mobile robots (“AMRs”) and drone operations, or those imposed on medical facilities regarding control and preservation of certain medications considered perishable or which may need refrigeration. Although they are not directly applicable to our own business and future operations, these regulations related to aviation, medical and biological operations are applicable to our partners by, for example, increasing their compliance cost and financial burden, and may thereby be unwilling to transition to a smarter and more modern mailbox provider like us. Our intended operations will comply with the specific requirements for each application as defined by the third parties responsible for compliance.

Intellectual Property

Arrive AI’s intellectual property consists of patents, trademarks and trade secrets. Arrive AI’s trade secrets consist of research and development and know-how, all of which we seek to protect, in part, by confidentiality agreements. To protect Arrive AI’s intellectual property, Arrive relies on a combination of laws and regulations, as well as contractual restrictions. Federal trademark law protects Arrive AI’s registered trademarks. Arrive also relies on the protection of laws regarding unregistered copyrights for certain content Arrive creates, as well as trade secret laws to protect Arrive AI’s proprietary technology.

Trademarks

Arrive has 3 registered trademarks, all of which are being used in commerce, 6 allowed, and 3 pending trademarks:

No.	Mark	Filed	Serial No	Granted	Reg. No
1	DRONEDEK (words)	July 18, 2019	88522545	June 29, 2021	6399323

2	DRONEDEK	December 29, 2020	90426343	April 5, 2022	6689433

3	AIRBOX	Jan. 28, 2016	86890454	Nov. 07, 2017	5330373

4	MAAS - MAILBOX AS A SERVICE	May 6, 2022	97399527	Allowed June 20, 2023

5	THE LAST INCH OF THE LAST MILE	May 6, 2022	97399520	Allowed June 20, 2023

6	ARRIVE	June 20, 2022	97466319	Allowed June 20, 2023

7	ARRIVAL POINT	June 20, 2022	97466345	Allowed June 20, 2023

8	ARRIVE PAY	June 20, 2022	97466377	Allowed June 20, 2023

9	ARRIVE POINTS	June 20, 2022	97466382	Allowed June 20, 2023

10	Arrive - Beyond Delivered	Jan 7, 2024	98345734	Pending

11	Arrive Technology	Jan 7, 2024	98345739	Pending

12	Arrive Go	Jan 7, 2024	98345744	Pending

Arrive has several other trademarks under consideration.

Patents

Arrive had nine (9) approved, registered, and issued United States patents as of December 31, 2025. Arrive AI has three (3) additional patent applications in the examination process by the United States Patent and Trademark Office (“USPTO”). In addition, there are seventy-seven (77) non-U.S. patent applications in process. Eight (8) National/non-US Patents have been issued (based on US Patents 2, 4, and 5), five (5) more are allowed, and 65 are pending. Most of these first group of smart/ interactive boxes were related to the original drone deliveries. From the Air Box acquisition, Arrive AI added four (4) of the granted US patents, one (1) US patent pending applications, and one (1) international patent pending in the totals below. These additional business acquisitions and technological developments are focused on receiving multiple packages and allowing multiple users. These foundational patents as well as the newly acquired technology (listed below) consisted of more than 130 patent claims for tracking packages as well as for collecting data from multiple shipping companies and the commercial and residential customers.

Patents and Patents Pending: DRONEDEK was initially granted the first US Patent in 2017 with 2014 priority. A second was granted in 2019 with priority back to the original. A third was issued August 29, 2023, in connection with the expanding floor and homeowners’ recess into ground. The fourth and fifth US patents were issued in 2025. One was the Hot/Cold assist patent and the other represents a unit capable of trimode use – deliveries and shipments from a courier (human), a drone, and/or an automated robot. Arrive also owns four (4) fully-issued US patents acquired through the purchase of Airbox assets in 2023. The multi-user applications are starting to enter the National phase in twelve (12) other countries and the EU. Next generation AP4/5/6 (Arrive Point) will soon be in the provisional stage. The seventy-seven (77) non-US patent applications include the expanding floor, hot/cold assist, and multi-unit which are in national phases in 23 other countries at various levels of exam. Arrive has continued to bolster its protected features and functions with additional patents which are currently pending (see table below).

Optional features protected by the patents and applications include: a sensor-equipped, fully autonomous landing pad receptacle; a receptacle for receiving or sending food, medicine, groceries, or parcels; a secure receptacle on a porch, roof, window, house, building, existing edifice or mailbox post; interior temperature control (hot and cold holding section); a curved bottom to mitigate damage to the parcel from abrupt drops; infrared, ultraviolet or ozone virus and bacteria prevention including anthrax and COVID; detection of explosive materials; in-ground vaults for home owners association also known as “HOA” restrictions; mobility on trucks, boats and trailers; weather monitoring station, traffic, human and pet movement with facial recognition cameras; powered by a solar panel and/or 110-volt electrical; assist mechanism for robot/aerial unmanned vehicle systems (“AUVS”); and a charging station or battery exchange to the drones, unmanned aerial vehicles (“UAVs”), and units capable of trimode use (Couriers, Unmanned Robots, and Drones).

International Patents Pending: Patents pending are based on the PCT and World Intellectual Property Organization (“WIPO”). International filings are focused on those global markets that provide the best commercial opportunity (the top 20 nations representing over 80% of the global economy). National patents for various countries have been assessed and are being examined in various stages depending on the country’s rules.

Trademarks: DRONEDEK holds three US trademarks registered, an additional eleven are allowed and ready to show use or pending approval; other marks for US and foreign applications are under consideration for protecting the brands with the transition to ARRIVE.

Licenses: DRONEDEK has an exclusive license to all the patents described herein from the inventor and CEO of Arrive, Daniel S. O’Toole. The details of the terms of use for these licenses are further described herein under the section Exclusive Patent License Agreement. New patent applications emerging from the engineers and technicians with Arrive AI are protected by language and IP agreements in the handbook and employee intake documents and hiring process.

	DD - Original Development by Dronedek				AB - Acquired from AirBox

	COUNTRY	SERIAL NO.	FILING DATE	PATENT or Publication NO.	TITLE	STATUS	ANTICIPATED EXPIRATION DATE
DD1	U.S.	14/565,418	12/09/2014	9,840,340	Drone Docking Station and Delivery System	Granted in U.S. 12/12/2017	12/09/2034

DD2	U.S.	15/328,027	11/21/2015	10,457,421	Drone Docking Station and Delivery System	Granted in U.S. 10/29/2019	11/21/2035

DD3	U.S.	17233624	04/19/2021	11,738,883	Expanding Floor/Accordion drone docking station	Granted in U.S. 08/29/2023	04/19/2040

DD3A	International 22 countries plus the EU	PCT/US21/ 27879	04/19/2021	WO 2021 - 216397	Expanding Floor/Accordion drone docking station	Pending Internationally Ready for National stage - 23 countries	04/19/2040

DD4	U.S.	17233635	04/19/2021	12,304,671	Hot and Cold Section drone docking station Temperature Controlled Device	Granted in U.S. 05/20/2025	04/19/2040

DD4A	International 22 countries plus the EU	PCT/US21/ 27895	04/19/2021	WO2021 - 216407A1	Hot and Cold Section drone docking station Temperature Controlled Device	Pending Internationally Ready for National stage - 23 countries	04/19/2040

DD4B	U.S.	19/173,731	07/25/2023	US 2025-0325133	CIP Hot and Cold Section Drone Docking Station Temperature Controlled Device	Pending in U.S.	07/25/2043

DD5	U.S.	18208803	06/12/2023	12,591,840	CIP Device and system for an autonomous mobile robot, drone, and/or courier to deliver, hold, protect, and return parcels for multi-users in both residential and commercial applications	Pending in U.S. as of 12/31/2025	06/12/2043

DD5A	International 12 countries plus the EU	PCT/US23/ 25086	06/12/2023	WO2023244549A1	CIP Device and system for an autonomous mobile robot, drone, and/or courier to deliver, hold, protect, and return parcels for multi-users in both residential and commercial applications	Pending Internationally Ready for National stage - 24 countries	06/12/2043

DD6	U.S.	18226016	07/25/2023	12,387,072	CIP A Smart Mailbox receptacle and platform to ship packages and goods from a Trimodal system that includes a courier service, an automated vehicle or robot, and/or an unmanned drone	Granted in US 08/12/2025	07/25/2043

AB1	U.S.	15018696	02/08/2016	US 10,210,475	Air Box - Systems, devices, and/or methods for managing drone deliveries	Granted in US 1/30/2019	02/08/2036

AB2	U.S.	16846280	04/11/2020	US 11,905,013	Air Box - Systems, Devices, and/or Methods for Managing Drone Tethering	Granted in US 02/20/2024	04/11/2040

AB3	U.S.	18/078,985	12/11/2022	12,369,736	Air Box CIP - Systems, Devices, and/or Methods for Managing Drone Deliveries	Granted in US 07/29/2025.	12/11/2042

AB4	U.S.	16/054,305	08/3/2018	US 11,556,887	Air Box -Systems, devices, and/or methods for managing drone deliveries.	Granted in U.S. 01/17/2023	08/03/2038

●	Anticipated expiration is the terminology used since maintenance fees are required to be paid to assure the full amount of twenty years. Management is not aware of any circumstances that would prevent the timely payment of the maintenance fees as they become due.

●	Maintenance fees are payments to keep the patents active (alive). These payments are made to the patenting agency for that country or nation. For example, in the U.S., the regulatory action and fees are made to the USPTO. For other countries, the payment of fees is commonly paid to the patent regulatory office, specific for each country, where the patent application was originally examined, approved, and issued.
●	The regulatory maintenance fee (often called an annuity) is paid every year for most countries. However, for patents issued from the USPTO, the maintenance fee for each of the issued patent is due at 3 to 3.5 years, then at 7 to 7.5 years, and finally 11 to 11.5 years, respectively, after the date of issue with no early payment options. In the event of a late payment, there is a “six-month grace period” to reactivate a late, unintentional, missed payment of the fee, but a surcharge will be incurred during such grace period at 3.5 to 4 years, 7.5 to 8 years, and 11.5 to 12 years, respectively, after the date of issue.
●	The Company will be responsible for paying patent issue fee, maintenance fees, and annuity fees due on each patent granted, transferred, or licensed to it.

Employees and Human Capital Resources

As of December 31, 2025, Arrive had 41 full-time employees. The Company also has approximately 10 part-time contract employees.

Available Information

We are a public company, and our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). Such reports and other information filed by us with the SEC will be available free of charge on our website at www.arriveai.com when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements, and other information that issuers file electronically with the SEC at www.sec.gov. Our website is www.arriveai.com, and we can be contacted at (463) 270-0092.

The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risks, together with all other information contained in this Annual Report on Form 10-K, including our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks occur, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment. These risks are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially affect our business, financial condition, results of operations and prospects.

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, financial condition, results of operations, and the market price of our common stock. This summary does not contain all of the information that may be important to you. You should read it together with the full discussion of each risk factor set forth below, as well as our financial statements and related notes and the other information contained in this Annual Report on Form 10-K.

Risks Related to Our Early-Stage Commercial Operations and Financial Condition

●	We are an early-stage commercial company with a limited operating history and a history of losses.
●	We have experienced negative operating cash flow and will require additional capital.
●	We will need to raise substantial additional funds in the future, which funds may not be available or, if available, may not be available on acceptable terms.
●	Raising additional capital may directly or indirectly cause dilution to our existing stockholders or restrict our commercial operations.
●	We are highly dependent on our management team, and the loss of key personnel could materially adversely affect our business.
●	Our insurance coverage may not adequately protect us against future operating risks.
●	Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.
●	Product development is a long, expensive and uncertain process.
●	Rapid technological changes may adversely affect the market acceptance of our products and services and could adversely affect our business, financial condition and results of operations.
●	We may face competition from other Smart Mailbox for Automation companies, many of which have substantially greater resources.
●	If the drone and mobile robot automated delivery and pickup services do not experience significant growth, if we cannot create and expand our customer base, or if our products and these services do not achieve broad acceptance, then we may not be able to achieve our anticipated level of growth.
●	If our marketing efforts are unsuccessful, we may not generate sufficient revenue to become profitable.

Risks Related to the Streeterville Purchase Agreement

●	Triggering Events May Require Substantial Monthly Cash Repayments That Could Materially Impair Our Liquidity.
●	We may not have access to the full $40 million commitment pursuant to the securities purchase agreement with Streeterville Capital, LLC.
●	Repayment mechanics could result in substantial dilution and downward pressure on our stock price.
●	Hedging or other market activities may adversely affect our stock price.

Risks Related to Intellectual Property and Related-Party Arrangements

●	Our business depends on intellectual property licensed from our Chief Executive Officer.
●	We may become reliant on our intellectual property; failure to protect our intellectual property could negatively affect our business, financial condition or results of operations.
●	We may be forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights.
●	Other companies may claim that we infringe their intellectual property, which could materially increase our costs and harm our ability to generate future revenue and profit.
●	We engage in related-party transactions with our officers, directors or significant stockholders that may create actual or potential conflicts of interest.

Risks Related to Our Technology, AI Initiatives, and SaaS Platform

●	Our commercial operations will be exposed to the risk of rapid technological advancements in the development and deployment of our products, which could render our existing infrastructure obsolete and adversely impact our financial performance.
●	The adoption, use, and commercialization of AI technology, and the continued rapid pace of developments in the AI field, are inherently uncertain. Failure by our potential customers to continue to adopt infrastructure to support AI use cases in their systems, or our ability to keep up with evolving AI infrastructure requirements, could have a material adverse effect on our business, financial condition, and results of operations.
●	We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation, or financial results.
●	We may face a shortage of talent or professionals with the appropriate experience and training in AI technology.
●	Our SaaS model exposes us to recurring revenue risks.

Product Development and Quality Control Risks

●	A significant failure or deterioration in our quality control systems could have a material adverse effect on our business and operating results.
●	We may experience physical breaches of security at our facilities; any security breaches could result in loss of sensitive information as well as loss as a result of any such breach.
●	Our technology may contain third-party open-source software components, third-party commercial software, and proprietary software that we develop in-house. Failure to comply with the terms of these underlying software licenses could restrict our ability to provide our offered products and services.
●	Failures in internet infrastructure or interference with internet or Wi-Fi access could cause prospective users to believe that our systems are unreliable, potentially leading our customers to decline to renew their subscriptions.

Risks Related to Third Parties and Supply Chain

●	The Company’s future performance depends in part on support from third-party software developers.
●	Our dependence on suppliers and service partners for the parts and components in our Arrive Points and for automation operational needs of our customers once we start conducting commercial operations.
●	If we or our future third-party service providers experience a security breach, or if unauthorized parties otherwise obtain access to our potential customers’ data, our reputation may be harmed, demand for services may be reduced, and we may incur significant liabilities.
●	For certain of the components and services included in our products there may be a limited number of suppliers we can rely upon and if we are unable to obtain these components and services when needed we could experience delays in the manufacturing of our products and delivering our services, and our financial results could be adversely affected.
●	We may pursue strategic transactions in the future, which could be difficult to implement, disrupt our business or change our business profile significantly.
●	Our software platform may be at risk of unexpected technical failure due to the unavailability of third-party information and infrastructure services such as communications, data processing, compute, software as a service (“SaaS”), and other information and infrastructure services or technical issues with our third party dependent data and software platform.

Risks Related to Information Systems, Privacy and Cybersecurity

●	A disruption of our information technology systems could impair our operations, harm our reputation, and have a material adverse effect on our business, financial condition and results of operations.
●	Cybersecurity threats and data breaches could result in unauthorized access to our systems and data, financial losses, reputational harm, legal liability, and disruption to our business.
●	We are subject to evolving and expanding privacy and data security laws and regulations. Compliance with these requirements is costly, and any failure to comply could result in material liability, regulatory penalties, and harm to our business.

Risks Related to Regulation and Compliance

●	Operating in highly regulated businesses requires significant resources.
●	The growth of our business will be subject to potential new and changing federal, state, and local laws and regulations.
●	Our support of automated delivery strategies and technologies by other companies using our smart mailboxes for automation is dependent upon our ability to successfully mitigate unique technological, operational, and regulatory risks.
●	We will be subject to rapidly changing and increasingly stringent laws, regulations, industry standards, and other obligations relating to privacy, data protection, and data security. The restrictions and costs imposed by these requirements, or our actual or perceived failure to comply with them, could harm our business and commercial operations.
●	We and our future third-party suppliers must comply with environmental, health and safety laws and regulations, which can be expensive and restrict how we do, or interrupt, our business.
●	Our future business partners and customers’ operation of drones and mobile robotics in work, campus, residential, suburban, and urban environments may be subject to regulation and operational risks, such as accidental collisions and transmission interference, which may limit demand for our smart mailbox service in such environments and harm our business and operating results.
●	The Company is subject to ongoing litigation and may be subject to more including securities litigation, which is expensive and could divert management attention, including securities class action and derivative lawsuits which could result in substantial costs.

Risks Related to Our Public Company Status and Common Stock

●	The public trading market may not continue to be liquid and the market price of our shares of common stock may be volatile.
●	You may be diluted by future issuances of preferred stock or additional common stock in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.
●	Failure to maintain Nasdaq listing could harm us.
●	We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses or if we identify additional material weaknesses in the future, we may not be able to accurately or timely report our financial results, which could result in a loss of investor confidence and adversely affect our stock price.
●	There is substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, our stockholders would likely lose all or a substantial portion of their investment.

General Economic and Geopolitical Risks

●	Our growth and financial health are subject to a number of economic risks including extreme volatility in securities prices.
●	The ongoing conflict between Ukraine and Russia could adversely affect our business, consolidated financial condition, and results of operations.
●	Geopolitical conditions, including direct or indirect acts of war or terrorism, could have an adverse effect on our operations and financial results.
●	We may be exposed to the effects of changing energy prices, and interruptions in supplies of this commodity.

Risks Related to Our Early-Stage Commercial Operations and Financial Condition

We are an early-stage commercial company with a limited operating history and a history of losses.

We were founded in 2020 and began generating limited commercial revenue in 2025. For the twelve months ending December 31, 2025, we reported $113,250 in revenue. For fiscal years prior to 2025, we generated no revenue. We have incurred significant operating losses since inception and expect to continue incurring losses as we expand product development, sales, marketing, compliance, and infrastructure. Our limited operating history makes it difficult to evaluate our business model, predict future performance, and assess the long-term viability of our products and services.

We may not successfully scale our commercial operations, achieve sufficient market adoption, or generate sustainable revenue. If we fail to achieve profitability, the value of our business and our common stock could decline substantially. As a result of the foregoing, an investment in our common stock necessarily involves uncertainty about the stability of our operating results.

We have experienced negative operating cash flow and will require additional capital.

We have historically generated negative operating cash flow and may continue to do so. We had negative operating cash flow of $(8,253,348) for the twelve months ended December 31, 2025, and $(2,289,273) for the twelve months ended December 31, 2024. As of December 31, 2025, the Company had $2,104,004 cash on hand to support an average cash burn rate of approximately $1,000,000 per month. As discussed in the going-concern risk factor below and Note 4 to the financial statements, there is substantial doubt about our ability to continue as a going concern. Our business plan requires substantial capital expenditures, including product development, regulatory compliance, commercialization, hiring, and infrastructure buildout. If we cannot raise capital on acceptable terms, or at all, we may be required to delay or scale back operations, which could materially adversely affect our business. There can be no assurance that we will be able to generate positive cash flow from our operations, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to us.

We will need to raise substantial additional funds in the future, which funds may not be available or, if available, may not be available on acceptable terms.

Changing circumstances may cause us to consume capital more rapidly than we currently anticipate. The continued growth of our business, including the development, regulatory approval and commercialization of our products, will significantly increase our expenses going forward, regardless of our ability to generate revenue. As a result, we are required to seek substantial additional funds to continue our business and scale our commercial operations. Our future capital requirements will depend on many factors, including:

●	the cost of developing our products and services;
●	obtaining and maintaining regulatory clearance or approvals;
●	the costs associated with commercializing our products and services;
●	any change in our development priorities;
●	the revenue generated by sales of our products and services;
●	the costs associated with expanding our sales and marketing infrastructure for commercialization of our products and services;
●	any change in our plans regarding the manner in which we choose to commercialize any product or service in the United States or internationally;
●	the cost of ongoing compliance with regulatory requirements;
●	expenses we incur in connection with potential litigation or governmental investigations;
●	the costs to develop additional intellectual property;
●	anticipated or unanticipated capital expenditures; and
●	unanticipated general and administrative expenses.

We may need to raise additional funds in the future to support our commercial operations. If we are required to secure additional financing, such additional fundraising efforts may divert our management from our day-to-day activities. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from carrying out our business plan. This would have a material adverse effect on our business, financial condition and results of operations.

Raising additional capital may directly or indirectly cause dilution to our existing stockholders or restrict our commercial operations.

We may seek additional capital through a variety of means, including through equity, debt financings, or other sources. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a stockholder.

Such financing may also result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may adversely affect our ability to conduct our business. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that are not favorable to us.

We are highly dependent on our management team, and the loss of key personnel could materially adversely affect our business.

Our success depends heavily on the continued services of our senior management team, particularly our Chief Executive Officer, who has been instrumental in developing our intellectual property, capital raising efforts, strategic partnerships, and operational leadership. We compete for highly skilled personnel in artificial intelligence, robotics, automation systems, SaaS development, cybersecurity, and emerging technologies. Competition for such talent is intense, and compensation costs may increase.

If we lose key personnel and are unable to replace them in a timely manner, our product development, customer relationships, strategic direction, and capital-raising efforts could suffer. Leadership transitions may also result in disruption, loss of institutional knowledge, reduced morale, and strategic uncertainty. The loss of the services of any senior executive or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition or results of operations. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings or have a material adverse effect on our business, financial condition or results of operations.

Our insurance coverage may not adequately protect us against future operating risks.

We maintain insurance coverage that we believe is customary for companies at our stage, including general liability and directors’ and officers’ insurance. However, our policies contain exclusions and coverage limits that may not fully protect us from claims relating to product liability, cybersecurity incidents, intellectual property disputes, regulatory investigations, workplace incidents, or other operational risks.

Insurance coverage for emerging technology companies, including those operating in AI-enabled and automation-adjacent industries, may be expensive, limited, or unavailable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be materially adversely affected. Additionally, the cost of insurance coverage may increase as our operations scale, and such increase may have a negative impact on our business and financial position. Our limited commercial operating history in an emerging area may make it difficult to obtain insurance policies at competitive rates. Insurance that is otherwise readily available, such as workers’ compensation, general liability, title insurance and directors’ and officers’ insurance, is more difficult for us to find and more expensive because of our involvement in emerging areas. There are no guarantees that we will be able to find insurance coverage at otherwise competitive, or even economically viable terms.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Accounting principles generally accepted in the United States (“U.S. GAAP”) and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, revenue recognition, stock-based compensation, trade promotions, and income taxes, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.

Product development is a long, expensive and uncertain process.

The product development process is a costly, complex and time-consuming process, and investments in product development often involve a long wait until a return, if any, can be achieved on such an investment. We might face difficulties or delays in the development process that will result in our inability to timely offer products that satisfy the market, which might allow competing companies offering similar products and services to emerge during the development and certification process. We anticipate making significant investments in research and development relating to our products and services, but such investments are inherently speculative and require substantial capital expenditures. Any unforeseen technical obstacles and challenges that we encounter in the research and development process could result in delays in or the abandonment of product commercialization, which may substantially increase development costs to be able to manufacture products and services which would be competitive and sustainable for our potential customers, and these potential costs may negatively affect our results of operations.

Rapid technological changes may adversely affect the market acceptance of our products and services and could adversely affect our business, financial condition and results of operations.

The Smart Mailbox for Automation (“SMA”) market is subject to technological changes, introduction of new products, change in customer demands and evolving industry standards. Our future success will depend upon our ability to keep pace with technological developments and to timely address the increasingly sophisticated needs of our customers by supporting existing and new technologies and by developing and introducing enhancements to our current products and new products in our future commercial operations. We may not be successful in developing and marketing our products in response to technological change, evolving industry standards or customer requirements. In addition, we may experience difficulties internally or in conjunction with key vendors and partners that could delay or prevent successful development, introduction and sale of our products. Our services may not adequately meet the requirements of the market and may not achieve any significant degree of market acceptance. If release dates of our new products or services are delayed or, if when released, they fail to achieve market acceptance, our business, operating results and financial condition may be adversely affected as we would incur additional costs associated with developing products that would effectively obtain market acceptance and demand, in addition to any other potential costs incurred to find viable alternatives in the event any of our future third party providers fail to keep up with the market demand for our potential products and services or become obsolete in the industry.

We may face competition from other Smart Mailbox for Automation companies, many of which have substantially greater resources.

The SMA industry is evolving rapidly and is highly competitive. There are many Smart Lockerbox and Smart Mailbox companies. What largely distinguishes our offerings is our focus and patents for Smart Mailboxes that support Automation, like drones and mobile robotics, in the delivery and pickup from our mailboxes. Our direct competitors include, but are not limited to, Matternet, and Valqari. Carriers like FedEx and UPS and retailers like Walmart and CVS have automation efforts underway as well but they are prospective customers for us. Some of these competitive firms have substantially greater financial, management, research and marketing resources than we have. Our Smart Mailbox for Automation business may also face competition from smaller businesses. Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel, including those with security clearances. Furthermore, our competitors may be able to utilize their substantially greater resources and economies of scale to develop competing products, services, and technologies more efficiently, divert sales away from us by winning broader contracts, or hire away our employees by offering more lucrative compensation packages. The market for drone and robotic delivery is expanding, and competition is intensifying, which both provides an opportunity for our Smart Mailboxes but also may create additional competitors to enter the market, and current competitors expand their product and service lines. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of our future contracts, which could adversely affect our margins as we scale our commercial operations. In addition, larger diversified competitors serving as prime contractors may be able to supply underlying products and services from affiliated entities, which would prevent us from competing for subcontracting opportunities on these contracts. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

If the drone and mobile robot automated delivery and pickup services do not experience significant growth, if we cannot create and expand our customer base, or if our products and these services do not achieve broad acceptance, then we may not be able to achieve our anticipated level of growth.

We cannot accurately predict the future growth rates or sizes of the markets for our products and future services. Demand for our products and services may not increase, or may decrease, either generally or in specific markets, for particular types of products and services or during particular time periods. We believe the SMA, drone, and mobile robotics markets for automated delivery and pickup are all nascent, and we cannot assure you that our continued efforts to further increase our sales to customers will be successful. The expansion of these markets in general, and the market for our products and services in particular, depends on a number of factors, including the following:

●	customer satisfaction with drone delivery and pickup as an alternative solution;
●	customer satisfaction with mobile robotic delivery and pickup as an alternative solution;
●	our ability to technologically reduce the friction of handoffs between people, robots, and drones;
●	the cost, performance and reliability of our products and products offered by our competitors;
●	customer perceptions regarding the effectiveness and value of our system and its inter-operability with drone, robotic, and customers’ business and operational systems;
●	obtaining timely automation regulatory approvals, including: access to airspace and wireless spectrum; and
●	marketing efforts and publicity regarding these types of systems and services.

Our products and services, and our automation partners’ products and services, may not adequately address market requirements and may not continue to gain market acceptance. If these types of systems generally, or our products and services specifically, do not gain wide market acceptance, then we may not be able to achieve our anticipated level of growth, and our revenue and results of operations would decline.

If our marketing efforts are unsuccessful, we may not generate sufficient revenue to become profitable.

Our future growth depends on our gaining market acceptance and regular production orders for our products and services. We plan to bring our technology and services to market with an initial focused market target of medical operations such as: hospitals, labs, clinics, doctors, pharmacies, and large assisted living businesses, which will then further expand to other market segments as we aim to eventually achieve ubiquity and business and residential density necessary for a future of pervasive automated logistics for everyone; we will use methods initially such as direct sales; automation partners as channel sales, tradeshows, publicized innovation research and projects with bellwether customers, white-papers, and targeted digital marketing campaigns and organic (search engine optimization, blogs). In the event we are not successful in obtaining a significant volume of early strategic innovation customers’ orders for our products and services, then we will face significant obstacles in expanding our business into an early adopters and mainstream market where the majority of future revenue would come from. We cannot give any assurance that our marketing efforts will be successful. If they are not, revenue may not be sufficient to cover our fixed costs and we may not become profitable.

Risks Related to the Streeterville Purchase Agreement

Triggering Events May Require Substantial Monthly Cash Repayments That Could Materially Impair Our Liquidity

Under our Pre-paid Purchase Agreements with Streeterville Capital, LLC, certain triggering events may obligate the Company to make mandatory monthly cash repayments of $550,000 under Pre-paid purchase agreement 1, $550,000 under Pre-paid purchase agreement 2, $412,500 under Pre-paid purchase #3, and $1,375,000 under Pre-paid purchase #4, for a total of $2,887,500, plus all accrued and unpaid interest, beginning as soon as three Trading Days after the applicable trigger date. These triggering events include: (i) our volume weighted average price (VWAP) falling below the Floor Price of $0.25 per share for at least five Trading Days within any seven consecutive Trading Day period (a “Floor Price Trigger”), or (ii) our issuance of 90% or more of the Common Shares available under the applicable Exchange Cap (an “Exchange Cap Trigger”). There can be no assurance that our stock price will remain above the Floor Price or that we will not approach the Exchange Cap limit. If either triggering event occurs, we may be required to make substantial recurring cash payments that we may be unable to fund from existing cash reserves or operations, which could force us to seek additional financing on unfavorable terms, curtail business operations, or otherwise materially and adversely affect our financial condition and liquidity. While these repayment obligations may cease if our VWAP subsequently exceeds 120% of the Floor Price for five consecutive Trading Days (in the case of a Floor Price Trigger) or the Exchange Cap no longer applies (in the case of an Exchange Cap Trigger), there is no guarantee that either relief condition will occur in a timely manner or at all.

We may not have access to the full $40 million commitment pursuant to the securities purchase agreement with Streeterville Capital, LLC.

On March 21, 2025, we entered into a securities purchase agreement with Streeterville Capital, LLC pursuant to which Streeterville committed, subject to conditions, to purchase up to $40 million of our common stock through Pre-Paid Purchases.

Streeterville’s obligation to fund Pre-Paid Purchases is subject to conditions, including that our market capitalization meet specified thresholds (including a $100 million minimum), that an effective registration statement be available for resale of shares, that our book value meets a specified threshold ($4 million), a limitation on total outstanding indebtedness and that other customary conditions be satisfied. If we do not satisfy these conditions, we may not have access to committed capital when needed.

Streeterville’s beneficial ownership is subject to a 9.99% limitation, which may limit the number of shares issuable at a given time and restrict our access to funds.

Repayment mechanics could result in substantial dilution and downward pressure on our stock price.

Streeterville has discretion to receive repayment of Pre-Paid Purchases in shares of common stock. Under certain circumstances, including events of default or specified market conditions, shares may be issued pursuant to a formula with a floor as low as $0.25 per share. If our stock price declines or we trigger certain conditions, we may be required to issue a significantly larger number of shares, resulting in substantial dilution.

The number of shares issuable under the Streeterville Purchase Agreement may exceed currently registered amounts, and additional shares may need to be registered in the future.

Hedging or other market activities may adversely affect our stock price.

Streeterville or its counterparties may engage in hedging or other transactions involving our common stock. Such activities, whether or not intended to reduce risk exposure, may create downward pressure on the market price of our common stock.

Risks Related to Intellectual Property and Related-Party Arrangements

Our business depends on intellectual property licensed from our Chief Executive Officer.

We rely on patents licensed pursuant to our Exclusive Patent License Agreement. If we materially breach the Exclusive Patent License Agreement and fail to cure such breach timely and to Mr. O’Toole’s satisfaction, such license agreement will transition to a non-exclusive license agreement, and our business operation may be adversely affected or even essentially terminated. In the event that we are sixty (60) days late in any payment after it becomes due, or materially default in performing any of the other terms under the Exclusive Patent License Agreement otherwise, Mr. O’Toole has the right to give us a notice of such default and to ultimately transition to a non-exclusive license agreement if we fail to cure such default within sixty (60) days after such notice to Mr. O’Toole’s satisfaction. In the event that Mr. O’Toole terminates the Exclusive Patent License Agreement, our business would be adversely affected and we may essentially terminate some or all of our operations. If that occurs, investors could potentially lose a portion of or even the entire amount of their investment in our Company. In the second amendment executed on March 10, 2025, Mr. O’Toole also agreed that the Company could engage in the use, sale or other commercialization of the technologies otherwise licensed to us and we could sell related products with other technology agreements, provided however, the sale of remaining Mr. O’Toole’s-based inventory sold by Arrive AI may continue for up to 90 days post-termination of the O’Toole’s technology-based products. Because the licensor is our Chief Executive Officer, termination or dispute under the agreement could create additional operational and governance complications.

We may become reliant on our intellectual property; failure to protect our intellectual property could negatively affect our business, financial condition or results of operations.

Our success will depend in part on our ability to use and develop new technologies that are accepted by the market in which we plan to operate. We may be vulnerable to competitors who develop competing technology, whether independently or as a result of acquiring access to the proprietary products and trade secrets of acquired businesses. In addition, effective future patent, copyright and trade secret protection may be unavailable or limited in the U.S. Our patents are usually protected for a term of twenty years, but in the event we fail to adequately maintain them, for example, a late payment of the maintenance fees due, we can face surcharges or even suspension of those patents. Failure to adequately maintain and enhance protection over our proprietary techniques and processes, as well as over our unregistered intellectual property, including policies, procedures and training manuals, could have a material adverse effect on our business, financial condition or results of operations, if any such cost or additional expense related to finding a viable solution to protect our intellectual property is high and our expected income is not sufficient to cover such potential cost or expense.

We may be forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights.

We may be forced to litigate, to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights. Any such litigation could be very costly and could distract our management from focusing on operating our business. The existence and/or outcome of any such litigation could harm our business and commercial operations.

Other companies may claim that we infringe their intellectual property, which could materially increase our costs and harm our ability to generate future revenue and profit.

We do not believe that our technologies will infringe on the proprietary rights of any third party but claims of infringement are becoming increasingly common and third parties may assert infringement claims against us. It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. If we are required to obtain licenses to use any third-party technology, we would have to pay royalties, which may significantly reduce any profit on our products and the services we plan to offer to our potential customers. In addition, any such litigation could be expensive and disruptive to our ability to generate revenue or enter into new market opportunities. If any of our products or services were found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

We engage in related-party transactions with our officers, directors or significant stockholders that may create actual or potential conflicts of interest.

We have entered into related-party arrangements, including intellectual property licensing and facility leasing. We may decide to make investments in one or more businesses affiliated with our officers, directors or significant stockholders. Such investment opportunities may compete with other opportunities for our investment dollars. Although we will not specifically focus on, or target, any particular transaction with any affiliates or affiliated entities, we would pursue such a transaction if we determined that such an affiliated investment was attractive from a risk-adjusted return perspective, and such transaction were approved by a majority of our independent and disinterested directors. Any such activity would involve actual or potential conflicts of interest. Although we are confident that we can navigate these conflicts consistent with best practices and applicable law, the existence or appearance of such conflicts of interest could make our publicly traded securities less attractive and thereby reduce their trading prices.

Risks Related to Our Technology, AI Initiatives, and SaaS Platform

Our commercial operations will be exposed to the risk of rapid technological advancements in the development and deployment of our products, which could render our existing infrastructure obsolete and adversely impact our financial performance.

Our industry is characterized by rapid technological change, with companies continually developing and deploying new equipment and techniques to enhance computational efficiency and reduce energy consumption. These advancements may outpace our ability to adapt, maintain, and upgrade our equipment, thereby negatively affecting our competitive position and operational efficiency. As a result, we may be required to make significant capital investments to acquire and implement new technology to maintain our competitiveness. If we are unable to anticipate or adapt to such advancements, or if we fail to allocate our resources efficiently, we may be forced to rely on outdated equipment that becomes increasingly inefficient and expensive to maintain. Additionally, there is a risk that our competitors, who may have greater financial resources and flexibility, will be better positioned to adopt emerging technologies and gain a competitive advantage. This could result in a decline in our market share, revenue, and profitability. Inability to manage these risks could have a material adverse effect on our business, financial condition, and operating results.

The adoption, use, and commercialization of AI technology, and the continued rapid pace of developments in the AI field, are inherently uncertain. Failure by our potential customers to continue to adopt infrastructure to support AI use cases in their systems, or our ability to keep up with evolving AI infrastructure requirements, could have a material adverse effect on our business, financial condition, and results of operations.

As part of our growth strategy, we seek to attract and acquire customers focused on AI. We foresee emerging demand from companies that are dedicated to providing infrastructure for AI use cases, AI-dedicated data centers, and larger enterprises, as they begin to build systems to meet their unique requirements. However, AI has been developing at a rapid pace, and continues to evolve and change. If we are unable to keep up with the changing AI landscape or in developing products to meet our customers’ evolving AI needs, or if the AI landscape does not develop to the extent we or our customers expect, our business, and financial results may be adversely impacted. Additionally, our efforts in developing new AI infrastructure technology solutions are inherently risky and may not always succeed. We may incur significant costs and expect significant delays in developing new products or new generations of existing products to adapt to the changing AI landscape, and may not achieve a return on investment or capitalize on the opportunities presented by demand for AI solutions. Moreover, while AI-adoption is likely to continue and may accelerate, the long-term trajectory of this technological trend is uncertain.

We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation, or financial results.

The development of generative artificial intelligence (“AI”) technologies is complex, and there are technical challenges associated with achieving the desired level of accuracy, efficiency, and reliability. The algorithms and models utilized in generative AI systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios. Furthermore, there is a risk of system failures, disruptions, or vulnerabilities that could compromise the integrity, security, or privacy of the generated content. These limitations or failures could result in reputational damage, legal liabilities, or loss of user confidence.

We intend to make investments in AI initiatives, including generative AI, to, among other things, develop new products, and develop new features for existing products. There are significant risks involved in development and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. For example, our AI-related efforts may give rise to risks related to accuracy, intellectual property infringement or misappropriation, data privacy, and cybersecurity, among others. In addition, these risks include the possibility of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results. Further, we face significant competition from other companies that are developing their own AI products and technologies. Those other companies may develop AI products and technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy. We cannot guarantee that third parties will not use such AI technologies for improper purposes, including through the dissemination of inaccurate content, intellectual property infringement or misappropriation, furthering cybersecurity attacks, data privacy violations, or to develop competing technologies. As such, it is not possible to predict all of the risks related to the use of AI and changes in laws, rules, directives, and regulations governing the use of AI may adversely affect our ability to develop and use AI or subject us to legal liability.

We may face a shortage of talent or professionals with the appropriate experience and training in AI technology.

AI companies face intense competition for skilled data scientists, machine learning engineers, and AI researchers. A shortage of qualified talent could hinder our product development, delay innovation, or raise our labor costs significantly. Like many AI companies, we may be highly dependent on the expertise of a few key individuals who are critical to our intellectual property and model development. Losing these individuals could significantly impact the company’s competitive advantage.

Our SaaS model exposes us to recurring revenue risks.

Our Mailbox-as-a-Service model depends on customer adoption, subscription renewals, and predictable recurring revenue. Customer churn, pricing pressure, service outages, or inability to forecast accurately could materially affect results. We rely on third-party cloud providers, and disruptions or pricing changes by such providers could adversely impact operations.

Product Development and Quality Control Risks

A significant failure or deterioration in our quality control systems could have a material adverse effect on our business and operating results.

The quality and safety of our products and services will be critical to the success of our business and future commercial operations. As such, it is imperative that our and our future service providers’ quality control systems operate effectively and successfully. Quality control systems can be negatively impacted by the design of the quality control systems, the quality training programs and adherence by employees to quality control guidelines. Although we strive to ensure that all of our service providers have implemented and adhere to high-quality control systems, any significant failure or deterioration of such quality control systems could have a material adverse effect on our business and operating results.

The Company will offer complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those to be offered by the Company, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects can also exist in components and products the Company will purchase from third parties. Component defects could make the Company’s products unsafe and create a risk of environmental or property damage and personal injury. In addition, the Company’s service offerings could have quality issues and may from time to time experience outages, service slowdowns or errors. As a result, the Company’s services may from time to time not perform as anticipated and may not meet customer expectations. There can be no assurance the Company will be able to detect and fix all issues and defects in the hardware, software and services it offers. Failure to do so can result in widespread technical and performance issues affecting the Company’s future products and services. In addition, the Company can be exposed to product liability claims, recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment, and/or intangible assets, and significant warranty and other expenses, including litigation costs and regulatory fines. Quality problems can also adversely affect the experience for users of the Company’s products and services, and result in harm to the Company’s reputation, loss of competitive advantage, poor market acceptance, reduced demand for products and services, delay in new product and service introductions and lost sales.

Rectifying product defects can incur substantial costs, and identifying suitable remedies may prove difficult. Moreover, errors or defects could result in financial damage to our customers, potentially leading to litigation. Product liability lawsuits, regardless of the outcome, may entail significant time and expenses for defense.

We may experience physical breaches of security at our facilities, any security breaches could result in loss of sensitive information as well as loss as a result of any such breach.

A physical security breach at one of our facilities could result in a significant loss of available products, expose us to additional liability under applicable regulations and to potentially costly litigation or increase expenses relating to the resolution and future prevention of these breaches and may deter potential customers from choosing our products and services, any of which could have an adverse effect on our business, financial condition and results of operations.

Our technology may contain third-party open-source software components, third-party commercial software, and proprietary software that we develop in-house. Failure to comply with the terms of these underlying software licenses could restrict our ability to provide our offered products and services.

We plan to use a combination of software modules licensed to us by third-party authors under “open source” licenses, third-party commercial software, and internally developed code in our platform. Although open-source software provides flexibility and cost advantages, use and distribution of open-source software may entail greater risks than use of third-party commercial software. Open-source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such open-source code may make it easier for others to compromise our technology.

Some open-source licenses contain requirements that we make available the source code for any modifications or derivative works we create using that open-source software, or that we grant other licenses to our intellectual property. If we combine our proprietary code with open-source software in certain ways, we could, under specific open-source licenses, be required to release the source code of our proprietary software to the public. Such disclosure could allow competitors to develop similar offerings with less development effort or time, resulting in a potential loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software.

Although we monitor our use of open-source software to avoid subjecting our technology to conditions we do not intend, the terms of many open-source licenses have not been interpreted by U.S. or foreign courts. As a result, there is a risk these licenses could be construed in ways that impose unanticipated conditions or restrictions on our ability to provide or distribute our technology. From time to time, companies that incorporate open-source software into their solutions have faced claims challenging the ownership of that software. Consequently, we could be subject to lawsuits by parties claiming ownership of what we believe to be open-source software.

Moreover, we cannot assure you that our processes for controlling our use of all third-party and open-source software in our technology will be effective. If we are found to have breached or failed to comply fully with the terms and conditions of an open-source or commercial software license, we could face infringement or other liability. We might also be required to seek costly licenses from third parties on terms that are not economically feasible, to re-engineer our technology, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis, or to make generally available-in source code form-our proprietary code. Any of these outcomes could adversely affect our business, financial condition, and results of operations, and could cause the value of our securities to decline or become worthless.

Failures in internet infrastructure or interference with internet or Wi-Fi access could cause prospective users to believe that our systems are unreliable, potentially leading our customers to decline to renew their subscriptions.

Our platform depends on our users’ internet access. Increasing numbers of users on our platform and increasing bandwidth requirements may degrade the performance of our products or platform due to capacity constraints and other internet infrastructure limitations. If internet service providers and other third parties providing internet services have outages or deteriorations in their quality of service, our users may not have access to our platform or may experience a decrease in the quality of our products. Furthermore, as the rate of adoption of new technologies increases, the networks our platform relies on may not be able to sufficiently adapt to any increased demand for our products. Frequent or persistent interruptions, including those from increased AI-driven demand or other capacity constraints, could cause prospective users to believe that our platform is unreliable, leading them to switch to any competitors, which could materially adversely affect our business, financial condition, results of operations, and prospects. Users who access our platform must have an internet or Wi-Fi connection to use our products. Currently, this access is provided by a limited number of companies. These providers could take measures that degrade, disrupt, or increase the cost of user access to third-party services, including our platform, by charging increased fees to third parties or the users of third-party services, any of which would make our platform less attractive to customers and reduce our revenue.

Risks Related to Information Systems, Privacy and Cybersecurity

A disruption of our information technology systems could impair our operations, harm our reputation, and have a material adverse effect on our business, financial condition and results of operations.

Information technology systems are critical to every aspect of our business. We use a variety of technology systems to collect, process, transmit and store significant amounts of confidential information relating to our customers, employees, business operations, plans and strategies, and to manage our customer relationships and general ledger. Our computer systems, data management processes and internal controls, as well as those of our third-party service providers, are integral to our operational performance.

Our IT systems may be disrupted by a wide range of events, including equipment failures, power outages, shutdowns, human errors, natural disasters, damaging weather events, public health crises such as pandemics or epidemics, civil unrest, terrorism, workplace violence, or other events outside our control. We may also experience disruptions during the implementation, upgrade or subsequent operation of new IT systems, including as we work to integrate or support legacy systems. Upgrades to our IT systems may be expensive undertakings, may not succeed, or may be abandoned entirely. If upgraded or replacement systems fail to operate as intended or are unable to support our growth, our business operations could be severely disrupted and we could be required to make significant additional expenditures to remedy any such failure. Disruptions experienced by our suppliers, subcontractors, service providers and customers could similarly impair our ability to deliver services. The impact of any such disruptions is difficult to predict but could lead to operational delays, diversion of management attention and resources, loss of customers, or other detrimental impacts on our operations and financial results.

Additionally, our IT systems may be susceptible to disruption from physical security threats to our facilities and personnel. Any breach of the physical security of our premises could result in loss of equipment, exposure of confidential data, and reputational harm, as well as potential regulatory liability. Insurance coverage may not be available for losses resulting from IT disruptions, or where available, such losses may exceed applicable policy limits.

Cybersecurity threats and data breaches could result in unauthorized access to our systems and data, financial losses, reputational harm, legal liability, and disruption to our business.

We face significant and evolving cybersecurity risks. In the ordinary course of our business, we collect and store sensitive data, including proprietary business information, intellectual property, and personally identifiable information (“PII”) of our customers and employees. We also use computer systems embedded in our products and services. This data and these systems are subject to the risk of unauthorized access, modification, exfiltration, destruction, or denial of access from a broad range of actors and methods, including computer viruses, malicious or destructive code, phishing and social engineering attacks, ransomware, crypto mining attacks, denial-of-service attacks, supply chain compromises of third-party systems and software, and other security breaches. Cybersecurity threats can originate from uncoordinated individual actors, organized criminal groups, and sophisticated state-sponsored organizations deploying advanced persistent threats. Because the techniques used to cause security breaches change frequently and often are not identified until after they have been launched, we may be unable to proactively address emerging threats or implement adequate preventive measures in a timely manner.

We also rely on third-party providers, including cloud storage and infrastructure providers, whose security practices we do not directly control. We may provide confidential, proprietary and personal information to these third parties when necessary to pursue business objectives. Although we seek assurances from such providers and, where appropriate, monitor their security practices, the confidentiality of data held or processed by third parties may be compromised despite those efforts. The risk extends to the subcontractors and vendors those providers in turn engage.

Employee misconduct or error represents a further source of risk. Our systems and the confidential information stored on them may be compromised by improper employee actions, carelessness in the handling of sensitive data, or inadvertent disclosure of PII to unintended recipients. In addition, errors or biases in our machine learning and AI models could affect the integrity of operational data and metrics we use to manage our business. If our performance metrics prove inaccurate or our algorithms produce unreliable outputs, our understanding of our business performance could be materially impaired, which could harm our longer-term strategy and financial results.

A material cybersecurity incident could result in one or more of the following: unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or third-party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware or other destructive means; business delays, service disruptions, or denials of service; reputational damage and loss of customer confidence; litigation with third parties; regulatory investigations, penalties and fines; and increased costs of cybersecurity protection and remediation. Data breaches occur across companies of all sizes and levels of sophistication, including companies with far greater resources and security measures than our own. The aftermath of a breach can be costly, time-consuming and damaging to our reputation, regardless of the cause.

To date, we have not experienced any cyber-attacks or other cybersecurity incidents that, individually or in the aggregate, have resulted in a material adverse effect on our business, operating results or financial condition. However, as cybersecurity threats continue to evolve and grow in sophistication, we may be required to devote additional resources to develop, implement and maintain protective measures, which could have a material adverse effect on our business, financial condition or results of operations. The potential liabilities associated with a material incident could exceed the insurance coverage we maintain.

We are subject to evolving and expanding privacy and data security laws and regulations. Compliance with these requirements is costly, and any failure to comply could result in material liability, regulatory penalties, and harm to our business.

We collect, store, use, transmit and otherwise process significant amounts of personally identifiable information (“PII”) and other sensitive data through our platform and smart mailbox network. Privacy and data security have become significant regulatory and commercial issues, and the legal framework governing the handling of personal information continues to expand and evolve rapidly at the federal, state and international level.

In the United States, the Federal Trade Commission and state regulators enforce data privacy obligations as unfair or deceptive acts or practices under the Federal Trade Commission Act and analogous state laws. At the state level, the California Consumer Privacy Act of 2018 (the “CCPA”), as amended and expanded by the California Privacy Rights Act of 2020 (the “CPRA”, effective January 1, 2023), imposes significant obligations on covered businesses, including requirements to disclose data collection, use and sharing practices; respond to consumer requests to access, delete, correct or opt out of certain uses of their personal information; and enter into specific contractual provisions with service providers that process California resident data. The CPRA also restricts the retention of personal information, expands the types of data breaches subject to private rights of action, increases penalties for violations involving consumers under the age of 16, and established the California Privacy Protection Agency to administer and enforce the law. Aspects of the CCPA and CPRA and their interpretation and enforcement remain uncertain and subject to ongoing development.

A growing number of other states have enacted or are enacting comprehensive privacy legislation that may apply to our business, including Virginia’s Consumer Data Protection Act, Colorado’s Privacy Act, and laws in numerous additional states, each of which may differ from the CCPA and CPRA in scope, definitions, individual rights, and enforcement mechanisms. All U.S. states and the District of Columbia have enacted data breach notification laws that may require us to notify customers, employees, regulators or the public in the event of unauthorized access to or disclosure of personal or confidential information experienced by us or our service providers. These notification obligations vary by state, are subject to frequent amendment, and compliance following a widespread breach may be complex and costly. In addition to government regulation, privacy advocates and industry groups have proposed, and may continue to propose, self-regulatory standards that may legally or contractually apply to us.

If we expand our operations internationally, we may become subject to additional data protection requirements in the jurisdictions in which we operate or have customers, including the General Data Protection Regulation 2016/679 (the “GDPR”) and the UK General Data Protection Regulation and Data Protection Act of 2018 in Europe, as well as comparable laws in other jurisdictions. These international requirements can be more restrictive and rigorous than U.S. standards, may impose significant penalties, and may impose additional obligations on the cross-border transfer of personal data.

The costs of compliance with applicable privacy and data security laws and regulations are significant and require ongoing management attention. Failure or perceived failure to comply with any applicable requirement could result in regulatory inquiries, investigations, proceedings or enforcement actions by governmental entities; civil litigation, including class action lawsuits, which may seek statutory damages and could result in significant monetary judgments; fines and civil or criminal penalties; demands that we modify or cease existing business practices; restrictions on our ability to operate in certain jurisdictions or offer certain products or services; negative publicity; and erosion of customer and investor trust. Even in the absence of actual non-compliance, the perception of inadequate data protection practices could reduce demand for our products and services and harm our competitive position.

The development and maintenance of the systems, controls and processes necessary to satisfy these requirements is costly and requires continuous monitoring and updating as applicable laws evolve and as efforts to circumvent security measures grow more sophisticated. Our third-party vendors and service providers process data on our behalf and have access to our information systems, and we may be held responsible for their failures. Although we seek contractual protections from our service providers, those protections may not be sufficient to fully protect us from liability arising from a breach or compliance failure by a third party. Despite our efforts, the possibility of a data breach, privacy violation, or compliance failure cannot be eliminated entirely, and any such event could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Regulation and Compliance

Operating in highly regulated businesses requires significant resources.

We operate in highly regulated businesses. As a result, we expect a significant amount of our management’s time and external resources to be used to comply with the laws, regulations and guidelines that impact our business, and changes thereto, and such compliance may place a significant burden on our management and other resources. Additionally, we may be subject to a variety of local laws, regulations and guidelines in each of the jurisdictions in which we plan to operate, which may differ among these various jurisdictions. Complying with multiple regulatory regimes will require additional resources and may impair our ability to expand into certain jurisdictions.

The growth of our business will be subject to potential new and changing federal, state, and local laws and regulations.

Although the majority of regulations directly affect our potential third-party service providers, such regulations may also ultimately affect our business as our third-party service providers may not be able to comply or may incur additional costs in order to be in compliance with such regulations, which in turn would result in additional expenses for our Company. Additionally, changes in applicable federal, state, and local regulations, including zoning restrictions, environmental requirements, Federal Aviation Administration (the “FAA”) and the Federal Communications Commission (the “FCC”) compliance, security requirements, or permitting requirements and fees, could restrict the products and services we may offer or impose additional compliance costs on us. Violations of applicable laws, or allegations of such violations, could disrupt our future business and result in a material adverse effect on our commercial operations and financial results. We cannot predict the nature of any future laws, regulations, interpretations or applications, including local, state or federal, and it is possible that regulations may be enacted in the future that will be materially adverse to our business or which would have materially significant costs of compliance which could negatively impact our business and commercial operations.

Our support of automated delivery strategies and technologies by other companies using our smart mailboxes for automation, is dependent upon our ability to successfully mitigate unique technological, operational, and regulatory risks.

Automated and autonomous delivery and pickup are new and evolving capabilities and markets, which makes it difficult to predict their acceptance, growth, the magnitude and timing of necessary investments, and other trends. This aspect of our business strategy and our partners’ and customers’ strategies who utilize our SMA services may be subject to a variety of risks inherent with the development of new technologies, including the ability to continue to develop automated and autonomous delivery and pickup software and hardware; access to sufficient capital; our ability to develop and maintain necessary partnerships; risks related to the manufacture of automated and autonomous devices; and significant competition from other companies, some of which may have more resources and capital to devote to automated and autonomous delivery and pickup technologies than we do. In addition, we may face risks related to the commercial deployment of our SMA technology and services and associated automated and autonomous delivery and pickup devices on our targeted timeline or at all, including consumer acceptance; achievement of adequate safety and other performance standards; and compliance with uncertain, evolving, and potentially conflicting federal and state regulations. To the extent accidents, cybersecurity breaches, or other adverse events associated with our autonomous delivery devices occur, we could be subject to liability, government scrutiny, further regulation, and reputational damage. Any of the foregoing could adversely impact our results of operations, financial condition, and growth prospects.

We will be subject to rapidly changing and increasingly stringent laws, regulations, industry standards, and other obligations relating to privacy, data protection, and data security. The restrictions and costs imposed by these requirements, or our actual or perceived failure to comply with them, could harm our business and commercial operations.

We will be collecting, using, and disclosing personal information of customers, personnel, business contacts, and others in the course of operating our business. These activities will or may become regulated by a variety of domestic and foreign laws and regulations relating to privacy, data protection, and data security, which are complex, rapidly evolving, and increasingly stringent.

State legislatures have begun to adopt comprehensive privacy laws. For example, the California Consumer Privacy Act of 2018, which took effect on January 1, 2020, gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared. Similar laws have been passed or been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

Also, in our early market focus involving placing our products and providing services to medical facilities, we must also comply with the Health Insurance Portability and Accountability Act (HIPAA) if we handle protected health information (PHI) in the course of our commercial business operations. HIPAA imposes strict requirements for the use, disclosure, and safeguarding of PHI, including specific administrative, physical, and technical safeguards to protect the confidentiality, integrity, and availability of PHI. Failure to comply with HIPAA can result in severe penalties, including substantial fines and even criminal charges. Therefore, we may need to take appropriate measures to ensure our HIPAA compliance and protect the privacy and security of PHI in our possession. Any non-compliance with HIPAA could result in regulatory action, loss of customer trust, negative publicity, and financial damage.

Finally, the services we provide to our customers involve the processing, storage, or transmission of their data, and we may be required to comply with certain industry standards and regulations, such as SOC 2 (Service Organization Controls 2). SOC 2 is a widely recognized auditing standard developed by the American Institute of Certified Public Accountants (AICPA) that evaluates the effectiveness of a service provider’s controls over the security, availability, processing integrity, confidentiality, and privacy of customers’ data. To maintain SOC 2 compliance, we must undergo regular audits and assessments by independent auditors to demonstrate that our controls are designed and operating effectively to achieve the desired outcomes. Any deficiencies identified during the audit could result in remediation requirements, reputational damage, and potential impacts on our customers. Any non-compliance with SOC 2 could result in harm to our business, including regulatory action, loss of customer trust, negative publicity, and financial damage.

Despite our best efforts, we may not be successful in complying with the rapidly evolving privacy, data protection, and data security requirements discussed above. Any actual or perceived non-compliance with such requirements could result in litigation and proceedings against us by governmental entities or individuals, fines, civil or criminal penalties, limited ability or inability to operate our business, offer services, or market our platform in certain jurisdictions, negative publicity and harm to our brand and reputation. Such occurrences could have a material adverse effect on our business, financial condition or results of operations.

We and our future third-party suppliers must comply with environmental, health and safety laws and regulations, which can be expensive and restrict how we do, or interrupt, our business.

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the generation, use, storage and disposal of hazardous materials. For example, we may work with refrigerant substances used in our temperature-controlled Arrive Points to preserve a steady temperature and protect the products temporarily stored within them. Our future operations may also produce waste products. Accordingly, we and our third-party manufacturers and future suppliers are subject to federal, state, local and foreign environmental, health and safety laws and regulations, and permitting and licensing requirements, including those governing the use, manufacture, storage, handling, transportation, disposal of, and exposure to, these products or materials, as well as worker health and safety. We cannot eliminate the risk of contamination or injury resulting from such products or materials. We also cannot guarantee that the procedures utilized by our third-party manufacturers for handling and disposing of hazardous materials comply with all applicable environmental, health and safety laws and regulations. As a result, we may be held liable for any resulting damages, costs or liabilities, including clean-up costs and liabilities, which could be significant, or our commercialization, research and development efforts and business operations may be restricted or interrupted. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent. Compliance with such laws and regulations is expensive, and current or future environmental, health and safety laws and regulations may restrict our operations. If we do not comply with applicable environmental health and safety laws and regulations, and permitting and licensing requirements, we may be subject to fines, penalties, a suspension of our business or other sanctions. Changes in the technology regulatory environment, technological advances that render our technologies obsolete, availability of resources product trials, acceptance of technologies into the community, and competition from larger, more well-funded companies could also restrict our operations or adversely affect our financial results.

Our future business partners and customers’ operation of drones and mobile robotics in work, campus, residential, suburban, and urban environments may be subject to regulation and operational risks, such as accidental collisions and transmission interference, which may limit demand for our smart mailbox service in such environments and harm our business and operating results.

Work, campus, residential, suburban, and urban environments may present certain challenges to our smart mailbox service partners and customers. Automation may accidentally collide with other aircraft, robots, persons or property, which could result in injury, death or property damage and significantly damage the reputation of and support for automation in general. As the usage of drone and robot automation has increased by casual users and by businesses, the danger of such collisions and other risks have increased. Furthermore, the incorporation of our new technology into our smart mailboxes for automation may increase the demand for the number of vehicles operating simultaneously in a given area and with this increase has come an increase in the risk of accidental collision. In addition, obstructions to effective transmissions in urban and other environments, such as large buildings, may limit the ability of the operator to utilize the aircraft for its intended purpose. The risks or limitations of operating drones and robots in urban and other environments may limit their value to partners and customers, which may limit demand for our smart mailbox services and consequently materially harm our business and operating results.

The Company is subject to ongoing litigation and may be subject to more including securities litigation, which is expensive and could divert management attention, including securities class action and derivative lawsuits which could result in substantial costs.

As discussed in detail under the “Item 3. Legal Proceedings” section, we are subject to ongoing litigations, including an employment action which we are vigorously defending ourselves against. In addition, following the completion of our direct listing, our share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock or shares have been subject to securities litigation, including class action litigation. The Company may be the target of this type of litigation in the future. Litigation of this type and our ongoing litigation could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations. Any adverse determination in litigation could also subject the Company to significant liabilities. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative, and sometimes insurmountable impact on our liquidity and financial condition. We can neither assure that we will prevail in our ongoing litigation, nor predict whether any such lawsuits will be filed.

Risks Related to Our Public Company Status and Common Stock

The public trading market may not continue to be liquid and the market price of our shares of common stock may be volatile.

An active market for our shares of common stock may not be sustained, which could depress the market price of our shares of common stock and could affect the ability of our stockholders to sell our shares of common stock. In the absence of an active public trading market, investors may not be able to liquidate their investments in our shares of common stock. An inactive market may also impair our ability to raise capital by selling our shares of common stock, our ability to motivate our employees through equity incentive awards and our ability to acquire other companies, products or technologies by using our shares of common stock as consideration.

In addition, the market price of our shares of common stock may fluctuate significantly in response to various factors, some of which are beyond our control. In the absence of a prior active public trading market for our common stock, if the price of our common stock or our market capitalization falls below those required by Nasdaq’s eligibility standards, we may not be able to satisfy the ongoing listing criteria and may be required to delist.

Further, if the public price of our common stock is above the level that investors determine is reasonable for our common stock, some investors may attempt to short our common stock, which would create additional downward pressure on the public price of our common stock. To the extent that there is a lack of consumer awareness among retail investors, such a lack of consumer awareness could reduce the value of our common stock and cause volatility in the trading price of our common stock.

The public price of our common stock also could be subject to wide fluctuations in response to the risk factors described in this Annual Report on Form 10-K and others beyond our control, including:

●	the number of shares of our common stock publicly owned and available for trading;
●	overall performance of the equity markets and/or publicly-listed companies that offer competing services and products;
●	actual or anticipated fluctuations in our revenue or other operating metrics;
●	our actual or anticipated operating performance and the operating performance of our competitors;
●	changes in the financial projections we provide to the public or our failure to meet these projections;
●	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;
●	any major change in our Board, management, or key personnel;
●	the economy as a whole and market conditions in our industry;
●	rumors and market speculation involving us or other companies in our industry;
●	announcements by us or our competitors of significant innovations, new products, services, features, integrations or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments;
●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business, in the U.S. or globally;
●	lawsuits threatened or filed against us;
●	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;
●	sales or expected sales of our common stock by us and our officers, directors and principal stockholders.

In addition, stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner often unrelated to the operating performance of those companies. These fluctuations may be even more pronounced given the limited trading history and relatively low volume of our common stock on Nasdaq. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations and financial condition.

You may be diluted by future issuances of preferred stock or additional common stock in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

We could issue a significant number of shares of common stock in the future in connection with investments or acquisitions. Any of these issuances could dilute our existing stockholders, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares of our common stock.

The future issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of shares of our common stock, either by diluting the voting power of our common stock if the preferred stock votes together with the common stock as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote, even if the action were approved by the holders of our shares of our common stock.

The future issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. For example, investors in the common stock may not wish to purchase common stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase common stock at the lower conversion price, causing economic dilution to the holders of common stock.

Failure to maintain Nasdaq listing could harm us.

If we fail to meet Nasdaq continued listing standards, our common stock may be delisted, which could reduce liquidity, impair capital-raising ability, and negatively affect our stock price.

We have received notices from Nasdaq regarding our failure to comply with certain continued listing requirements, and we may be delisted from The Nasdaq Global Market if we are unable to regain compliance.

On March 31, 2026, we received two separate notification letters from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are not in compliance with certain continued listing requirements of The Nasdaq Global Market.

The first notification letter advised that we are not in compliance with Nasdaq Listing Rule 5450(b)(2)(C), which requires a minimum Market Value of Publicly Held Shares (“MVPHS”) of $15,000,000 for continued listing on The Nasdaq Global Market, as we failed to meet the MVPHS requirement for a period of 30 consecutive business days from February 11, 2026 to March 31, 2026. The second notification letter advised that we are not in compliance with Nasdaq Listing Rule 5450(b)(2)(A), which requires a minimum Market Value of Listed Securities (“MVLS”) of $50,000,000 for continued listing on The Nasdaq Global Market, as we failed to meet the MVLS requirement for a period of 30 consecutive business days from February 10, 2026 to March 30, 2026.

Pursuant to Nasdaq Listing Rules 5810(c)(3)(D) and 5810(c)(3)(C), respectively, we have 180 calendar days from the date of each notification letter, or until September 28, 2026, to regain compliance with both the MVPHS Requirement and the MVLS Requirement. To regain compliance with the MVPHS Requirement, our MVPHS must be at least $15,000,000 for a minimum of 10 consecutive business days prior to September 28, 2026. To regain compliance with the MVLS Requirement, our MVLS must close at $50,000,000 or more for a minimum of 10 consecutive business days prior to September 28, 2026. The notification letters have no immediate effect on the listing or trading of our common stock, and our common stock continues to trade on Nasdaq under the symbol “ARAI.”

There can be no assurance that we will be able to regain compliance with the MVPHS Requirement or the MVLS Requirement within the prescribed 180-day period, or at all. If we do not regain compliance by September 28, 2026, Nasdaq will provide written notification that our securities are subject to delisting, at which time we may appeal the delisting determination to a Nasdaq Hearings Panel. We may also consider applying for a transfer of our listing to The Nasdaq Capital Market, provided we satisfy that market’s continued listing requirements and submit a timely transfer application; however, there can be no assurance that any such transfer would be approved.

A delisting of our common stock from Nasdaq could have material adverse consequences, including: a reduction in the liquidity and market price of our common stock; a diminished ability to raise equity capital on terms acceptable to us, or at all; a potential loss of institutional investor interest; reduced coverage by securities analysts; and certain stockholders being restricted from holding or acquiring our securities. In addition, delisting could impair our ability to provide equity-based incentives to our employees, consultants, and directors, which could harm our ability to retain key personnel. Any of these consequences could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

We intend to actively monitor our MVPHS and MVLS and will consider all available options to regain compliance with the applicable Nasdaq listing rules, including through strategic, operational, or financing alternatives. However, we cannot guarantee that any actions we take will be sufficient to restore compliance within the required timeframe.

If we fail to maintain compliance with the continued listing standards of Nasdaq, our securities may be delisted, which could negatively affect the market price and liquidity of our securities. In such a case, we may seek to regain compliance by implementing a number of available options. If in the future our securities are delisted from Nasdaq, we could face significant material adverse consequences, including: limited availability of market quotations for our securities; reduced liquidity for our shares; a determination that our shares are “penny stock,” which will require brokers trading in our shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our shares; a limited amount of news and analyst coverage; and decreased ability to issue additional securities or obtain additional financing in the future. In addition, as long as our shares are listed on Nasdaq, U.S. federal law prevents or preempts the states from regulating their sale, although the law does allow the states to investigate companies if there is a suspicion of fraud and, if there is a finding of fraudulent activity, then the states can regulate or bar their sale. If we were no longer listed on Nasdaq, we would be subject to regulations in each state in which we offer our shares.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses or if we identify additional material weaknesses in the future, we may not be able to accurately or timely report our financial results, which could result in a loss of investor confidence and adversely affect our stock price.

As disclosed in Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K, management identified material weaknesses in our internal control over financial reporting in connection with the preparation of this report. Specifically, we did not maintain sufficient controls to ensure the proper identification, bifurcation, and fair value measurement of embedded derivatives in hybrid financial instruments, or to ensure that the effective interest method was applied over the accretion period for host debt instruments containing a discount. Additionally, two officers of the Company reported Section 16(b) trading violations during the year ended December 31, 2025. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management is implementing corrective actions to address these material weaknesses, including enhancing technical accounting review procedures for complex financial instruments, engaging additional external resources with expertise in derivative accounting under ASC 815, strengthening controls around the review and approval of significant accounting estimates and elections, and modifying the Company’s Insider Trading Policy to emphasize restrictions on stock transactions within six months of a previous reported transaction. However, we cannot assure you that these measures will be sufficient to remediate the material weaknesses or prevent future material weaknesses from occurring.

If we are unable to successfully remediate these material weaknesses, or if we identify additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future, we may be unable to accurately record, process, and report our financial results in a timely manner. This could cause our financial statements to contain material misstatements that are not prevented or detected on a timely basis, which could cause investors and other users to lose confidence in the accuracy and completeness of our financial reports, adversely affect our stock price and access to capital markets, and potentially subject us to litigation or regulatory investigations. In addition, if we fail to remediate material weaknesses or maintain effective disclosure controls and procedures and internal control over financial reporting, we may be unable to comply with the periodic reporting requirements of the SEC, which could result in late or inaccurate filings of our periodic reports with the SEC.

As an emerging growth company, we are not currently required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). A non-emerging growth company or non-smaller reporting company is required to have its auditor attest to, and report on, management’s assessment of the effectiveness of its internal controls over financial reporting. When we cease to be an emerging growth company and a smaller reporting company, we will be subject to independent auditor attestation requirements, which may expose material weaknesses that may not otherwise have been identified. We cannot assure you that, at that time, there will not be additional material weaknesses in our internal control over financial reporting. Our remediation efforts may not enable us to avoid material weaknesses in the future.

Our management has limited experience managing a public company, and we have had limited experience complying with public company obligations and the requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the SEC and Nasdaq Stock Market. If our senior management is unable to manage these challenges effectively, there may be additional errors or delays in our financial reporting, which could result in additional regulatory scrutiny, civil or criminal sanctions, or stockholder litigation.

There is substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, our stockholders would likely lose all or a substantial portion of their investment.

The accompanying financial statements in this Annual Report on Form 10-K have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As disclosed in Note 4, “Liquidity and Going Concern,” to our financial statements and in our MD&A, the Company has incurred recurring operating losses and experienced negative cash flows from operations since inception and expects to continue to do so as it invests in product development, commercialization, and infrastructure. As of December 31, 2025, the Company had cash and cash equivalents of approximately $2.1 million. These conditions, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in its audit report for the year ended December 31, 2025 expressing substantial doubt about our ability to continue as a going concern. An explanatory paragraph relating to substantial doubt about our ability to continue as a going concern was also included in the audit reports for the years ended December 31, 2024 and 2023.

Our ability to continue as a going concern depends on our ability to generate sufficient cash flows from operations, obtain additional financing, or some combination thereof. Management has developed plans to address these conditions, including utilizing existing cash and cash equivalents and the net proceeds from the January 2026 financing with Streeterville Capital, LLC, and potentially drawing additional amounts under the Securities Purchase Agreement with Streeterville, which provides up to an additional $19.0 million in gross borrowings, subject to certain conditions including a limitation on total outstanding indebtedness, a minimum market capitalization of $100 million and a minimum book value of $4 million at the time of each draw. However, there can be no assurance that we will be able to satisfy these conditions or that Streeterville will continue to extend funds. Accordingly, substantial doubt about our ability to continue as a going concern is not alleviated by management’s plans.

We will need to raise additional capital to fund our operations and to develop and commercialize our products. We may seek additional funding through public or private equity offerings, debt financings, collaborations, licensing arrangements, or other sources. However, such financing may not be available on acceptable terms, or at all. Our ability to obtain additional financing will depend on a number of factors, including general market conditions, investor acceptance of our business model, our financial condition and results of operations, and conditions in the debt and equity markets. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce, or eliminate our research and development programs or commercialization efforts, or to grant rights to develop and market products that we would otherwise prefer to develop and market ourselves.

If we raise additional funds through the issuance of equity or equity-linked securities, our existing stockholders may experience significant dilution, and any new equity securities could have rights, preferences, and privileges superior to those of our existing common stockholders. If we raise additional funds through debt financing or preferred equity, we may become subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures, or declaring dividends. Our financial condition may limit our access to debt financing on favorable terms, or at all.

If we are unable to continue as a going concern, we may be forced to liquidate our assets or seek bankruptcy protection, and we may receive less than the value at which those assets are carried on our financial statements, and stockholders would likely lose all or a substantial portion of their investment in us. Our ability to raise additional capital may be adversely impacted by the perception of our financial condition, including the substantial doubt about our ability to continue as a going concern. Uncertainty about our ability to continue as a going concern may also materially and adversely affect the price of our common stock, make it more difficult for us to enter into or maintain relationships with customers, partners, and suppliers, and negatively impact employee morale and retention. Any of these factors could have a material adverse effect on our business, financial condition, and results of operations.

General Economic and Geopolitical Risks

Our growth and financial health are subject to a number of economic risks including extreme volatility in securities prices.

The financial markets in the United States have experienced substantial uncertainty during recent years, including tariff and trade policy uncertainty, geopolitical instability, AI sector volatility, and interest rate normalization. This uncertainty has included, among other things, extreme volatility in securities prices, reduced liquidity and credit availability, rating downgrades of certain investments and declining values with respect to others. If capital and credit markets continue to experience uncertainty and available funds remain limited, we may not be able to obtain debt or equity financing or to refinance our existing indebtedness on favorable terms or at all, which could affect our planned strategic commercial operations and our financial performance and force modifications to our planned commercial operations. These conditions currently have not precluded us from accessing credit markets or financing our product development operations, but there can be no assurance that financial markets and confidence in major economies will not deteriorate. In addition, we are vulnerable to changes in market preferences or other market changes, such as general economic conditions, recession and fears of recession, interest rates, tax rates and policies, and inflation. The U.S. and global economies have experienced, and may in the future experience, elevated inflation, and we may experience a compression in our margins as a result. The U.S. and global economies have in the past, and will in the future, experience recessionary periods and periods of economic instability. During such periods, our potential customers may choose not to expend the amounts that we anticipate based on our expectations with respect to the addressable market for the services we offer. There could also be a number of other effects from adverse general business and economic conditions on our future business, including insolvency of any of our future third-party suppliers or contractors, decreased market confidence, decreased interest in autonomous delivery and logistics solutions, decreased discretionary spending and reduced customer demand for the services we offer, any of which could have a material adverse effect on our business, financial condition and results of operations.

The ongoing conflict between Ukraine and Russia could adversely affect our business, consolidated financial condition, and results of operations.

Russia’s military actions against Ukraine have led to an unprecedented expansion of export restrictions and sanctions imposed by the United States, the European Union, the United Kingdom, and numerous other countries against Russia and Belarus. In addition, Russian authorities have imposed significant currency control measures, other sanctions, and imposed other economic and financial restrictions. The situation continues to evolve, and further sanctions and export restrictions could negatively impact the global economy and financial markets and could adversely affect our business, consolidated financial condition, and results of operations. The conflict may result in an increased likelihood of cyber-attacks that could directly or indirectly impact our operations. Any attempts by cyber attackers to disrupt our services or systems, or those of our vendors, suppliers, or customers, if successful, could harm our business both reputationally and financially. Measures to remediate such cyber-attacks may be costly and could have a material adverse effect on our business, financial condition and results of operations. We cannot predict the progress, outcome, or impact of the conflict in Ukraine, as the conflict and any resulting government reactions are beyond our control. We are monitoring the conflict in Ukraine to assess its impact on our business, as well as on our potential vendors, suppliers, future customers, and other parties with whom we plan to do business.

Geopolitical conditions, including direct or indirect acts of war or terrorism, could have an adverse effect on our operations and financial results.

In addition to the above, conflicts involving Iran and instability in the Middle East have contributed to volatility in global financial markets, increases in energy prices and inflationary pressures. While we do not have operations, suppliers or customers in the affected regions, these developments could indirectly impact our business by increasing global energy and transportation costs and contributing to higher costs of materials and logistics across our global supply chain. In addition, such conditions could result in adverse capital markets conditions, including reduced liquidity and increased volatility, which could impair our ability to access capital on acceptable terms, or at all. Any of these factors could adversely affect our business, financial condition and results of operations.

We may be exposed to the effects of changing energy prices, and interruptions in supplies of this commodity.

We will not own nor operate the drones used by third parties in making deliveries to our mailboxes. However, such drones are electrically operated and changing energy costs may have a significant impact on the operations of such third parties. The service delivery vehicles operated by third parties are exposed to the risks associated with variations in the energy market price. Such third parties could experience a disruption in energy supplies as a result of any war, weather-related events or natural disasters, actions by producers (including as part of their own sustainability efforts) or other factors beyond our control, which could have a material adverse effect on us, such as increase in costs related to finding alternative third parties.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the importance of maintaining the confidentiality, integrity, and availability of our information systems and data. As part of our overall enterprise risk management framework, we have implemented processes designed to assess, identify, and manage material risks from cybersecurity threats.

Use of Third-Party Managed Services Provider

We engage Synoptek, LLC as our third-party managed services provider (“MSP”) to administer and manage our information technology environment. Under this arrangement, the MSP provides operational support for our Microsoft Azure infrastructure, Microsoft 365 environment, endpoint management, identity and access management, security monitoring, and 24×7 service desk support.

While we rely on our MSP for day-to-day IT operations and security management functions, responsibility for oversight of cybersecurity risk remains with our management and Board of Directors.

Cybersecurity Risk Management Processes

Our cybersecurity risk management processes include a combination of internal oversight and third-party managed controls. These processes include:

●	Cloud infrastructure monitoring and management within Microsoft Azure;
●	Endpoint detection and response (EDR), anti-malware protection, and patch management;
●	Multi-factor authentication (MFA) and conditional access controls through Microsoft Entra ID;
●	Identity provisioning and deprovisioning procedures;
●	Microsoft 365 security configuration, including email threat protection;
●	Data backup services for Microsoft 365 workloads;
●	Periodic vulnerability scanning and reporting;
●	24×7 monitoring and incident response coordination through our MSP’s service desk and operations model

Security services described in our managed services agreement include baseline Zero Trust–aligned controls, identity governance, endpoint monitoring, and Azure configuration oversight.

We periodically review reports and updates from our MSP regarding system performance, vulnerabilities, and threat activity.

Third-Party Risk Management

Because we rely substantially on third-party providers, including our MSP and cloud platform vendors, we are exposed to risks associated with their cybersecurity practices and controls. Although we conduct diligence in selecting providers and seek contractual protections, we do not directly control their internal security operations.

A cybersecurity incident affecting our MSP, cloud infrastructure providers, SaaS vendors, or other third parties could materially impact our operations, data security, or financial condition.

Material Effects of Cybersecurity Risks

Cybersecurity threats continue to evolve and may include:

●	Phishing and social engineering attacks;
●	Ransomware and malware infections;
●	Unauthorized access to cloud infrastructure;
●	Credential compromise;
●	Supply-chain attacks affecting vendors;
●	Insider misuse or human error.

A material cybersecurity incident could result in:

●	Operational disruption;
●	Loss or exposure of sensitive data;
●	Reputational harm;
●	Regulatory scrutiny;
●	Litigation or indemnification obligations;
●	Financial loss;
●	Diversion of management attention.

As of the date of this Annual Report, we have not identified any cybersecurity incidents that have materially affected our business, financial condition, or results of operations. However, future incidents could have a material adverse effect.

Governance

Management’s Role in Cybersecurity Risk Management

Our executive management team is responsible for assessing and managing material cybersecurity risks. Management works in coordination with our MSP to monitor system health, review vulnerability reports, and evaluate incident response activity.

Cybersecurity matters are evaluated as part of our broader risk management and disclosure control processes. If a cybersecurity incident occurs, management assesses its severity, scope, operational impact, and potential materiality in accordance with SEC reporting requirements.

We do not currently employ a dedicated in-house Chief Information Security Officer. Security advisory services, including fractional CISO services and security engineering support, may be provided through our MSP engagement as needed.

Board Oversight of Cybersecurity Risks

Our Board of Directors oversees our risk management processes, including cybersecurity risk, as part of its overall oversight responsibilities. The Board receives updates from management regarding significant cybersecurity risks and incidents, as appropriate.

The Board retains responsibility for oversight of material business risks, including cybersecurity. The Board does not currently maintain a separate cybersecurity or technology committee.

Incident Reporting and Disclosure Controls

We maintain disclosure controls and procedures designed to ensure that information regarding cybersecurity threats and incidents is communicated to management in a timely manner to allow appropriate evaluation and disclosure decisions.

In the event that management determines a cybersecurity incident is material, we will disclose such incident in accordance with applicable SEC rules and regulations.

Item 2. Properties

Our current headquarters are located in Fishers, Indiana, where we lease 30,000 square feet of office and industrial space pursuant to a lease with a related party that expires in 2030. Our headquarters contain research and development, operations and selling, general and administrative functions as well as prototype manufacturing and testing of our products. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings

From time to time, Arrive AI Inc. (the “Company”) may be subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Defending such proceedings is costly and may impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Other than as set forth below, Arrive AI is not presently a party to any litigation the outcome of which, if determined adversely to us, would in our estimation, have a material adverse effect on our business, operating results, cash flows or financial condition. The following is a summary of the Company’s ongoing legal proceedings:

Byfield Management, Inc. and Ohrn II, Richard B v. Dronedek Corporation. This is an employment action, originally filed in the Hamilton County Superior Court of the State of Indiana CAUSE NO. 29 D05-2303-PL-002478. Ohrn, working as Byfield Management, Inc., was the original chief financial officer of the Company under an oral agreement. The amount in dispute includes two years of salary and stock awards. The Company terminated this executive contract for cause. The case was moved to Marion Superior Court No. 2 of the State of Indiana on March 15, 2023 CAUSE NO. 49 D02-2305-PL-020604. Plaintiffs alleged breach of employment agreement; breach of stock purchase agreement; breach of fiduciary duties and non-payment of salary, bonuses, and benefits. Arrive terminated Ohrn/Byfield’s employment because of several misrepresentations in connection with the financial stability by Ohrn, including bankruptcy and mortgage foreclosure. Indiana is an at-will employment state. Affirmative defenses and counterclaims were filed, discovery documents have been exchanged by the parties, but no further motions are pending. No trial dates or case management plan has been established. In May 2024, the court asked for a dismissal which prompted the plaintiff to request some third-party documents. The settlement demand includes unpaid salary and stock awards. Arrive has engaged Taft Stettinius & Hollister LLP as its external counsel to represent the company in this matter. Although plaintiff’s allegations amount to up to $29 million in total damages, it is not possible at this time to ascertain the outcome of this litigation through a court’s final decision, or whether any damages may be awarded.

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

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is quoted on Nasdaq under the symbol “ARAI”. As of March 17, 2026, there were approximately 9,366 stockholders of record of our common stock.

Dividends

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

Recent Sales of Unregistered Securities

All share and per share amounts have been adjusted to reflect the Company’s 1-for-4 reverse stock split (effective November 25, 2024), applied retrospectively for all periods presented.

During the fiscal year ended December 31, 2025, the Company issued the following unregistered securities:

Regulation Crowdfunding

The Company issued an aggregate of 25,693 shares of common stock pursuant to Regulation Crowdfunding at a price of $13.00 per share. These securities were issued in reliance upon Section 4(a)(6) of the Securities Act of 1933, as amended (the “Securities Act”), and all offers and sales were conducted through an SEC-registered funding portal.

Private Placements

The Company issued 11,692 shares of common stock at a price of $13.00 per share for aggregate gross proceeds of approximately $152,000 to accredited investors. These securities were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D. No general solicitation or advertising was used in connection with these offerings.

Warrant Exercises

The Company issued 120,820 shares of common stock upon the exercise of previously issued warrants at an exercise price of $4.75 per share, resulting in aggregate gross proceeds of approximately $573,895. These issuances were made pursuant to exemptions from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D.

The shares described above were subsequently registered for resale pursuant to an effective Registration Statement on Form S-1.

The Company did not sell any other unregistered securities during the fiscal year ended December 31, 2025.

Issuer Purchases of Equity Securities

The following table provides information about purchases by Arrive AI Inc. of its shares of common stock during the quarter ended December 31, 2025.

			Total number of shares purchased as part of	Approximate dollar value of shares that may yet be
Period	Total number of shares purchased	Average price paid per share	publicly announced plans	purchased under the plan (1)
October 1 - October 31	-	$-	-	$9,925,257
November 1 - November 30	-	-	-	9,925,257
December 1 - December 31	-	-	-	9,925,257
	-	$-	-	$9,925,257

(1) In September 2025, our Board of Directors authorized the repurchase of up to $10,000,000 of the Company’s common shares under the Repurchase Program. The plan was effectively suspended following the initial repurchase in September 2025. The plan expires March 31, 2026 and does not obligate the Company to acquire any particular amount of the Company’s common shares. Share repurchases may be made from time to time through various means, including open market purchases, privately negotiated transactions, and/or pursuant to Rule 10b5-1 trading plans, in each case in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions.

Note about Forward-Looking Statements

This Annual Report on Form 10-K includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts.

Specific forward-looking statements contained in this portion of the report include, but are not limited to: (i) statements that are based on current projections and expectations about the markets in which we operate, (ii) statements about current projections and expectations of general economic conditions, (iii) statements about specific industry projections and expectations of economic activity, and (iv) statements relating to our future operations, prospects, results, and performance.

Forward-looking statements involve risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results, future performance and capital requirements and cause them to materially differ from those contained in the forward-looking statements include those identified in the “Cautionary Note Regarding Forward-Looking Statements” and the Part 1, Item 1A. Risk Factors in this report, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may generally affect our business, results of operations and financial position. Forward-looking statements speak only as of the date the statements were made. We do not undertake and specifically decline any obligation to update any forward-looking statements. Any information contained on our website www.arriveai.com or any other websites referenced in this report are not part of this report.

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

We expect to have three primary revenue streams:

1. The Company is currently generating revenue through subscription services for Arrive Points, along with installation, support, and infrastructure agreements with customers. We intend to provide our ALM access points to both businesses and consumers through monthly and annual subscription fees. This turnkey service includes hardware, software, support, maintenance, installation/uninstallation, and financing for long-term deployed assets. In the fourth quarter of 2024 we installed third-generation Arrive Points (“AP3” units), which began revenue operation in 2025.

2. Data monetization via models and insights generated by machine learning and artificial intelligence (“ML” and “AI”). Machine learning facilitates our systems’ ability to learn and improve from experience using data patterns, while artificial intelligence encompasses broader capabilities and models to simulate human intelligence and decision-making. We plan to use both technologies distinctly:

a. Machine learning: Primarily expected to be deployed in our fourth and fifth-generation Arrive Points (“AP4” and “AP5” units) for local IoT (Internet of Things) data processing, edge computing (inferencing) for environment and transactional models, and interactions models for drones and robots.

b. Artificial intelligence: Used more broadly to analyze and derive insights from our network’s transactional and environmental data through complex AI models, but we will also leverage foundational AI models like ChatGPT or LLaMa for device-based human interactions.

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

● End-to-End Solution: We will combine advanced hardware with a powerful software platform and AI/ML capabilities, offering a complete ecosystem for automated exchange.

● Early Market Penetration: We have already secured pilot programs with significant customers, including a regional hospital and a specialty pharmaceutical delivery company, demonstrating early validation and learning opportunities for sustainable economics.

Capitalization and Dilution

As of December 31, 2025, we had 34,213,387 shares outstanding. On a fully diluted basis, including outstanding warrants (exercisable for 107,741 shares) options (exercisable for 609,318 shares) and restricted stock units (1,693,202), our total share count was 36,623,648. Additionally, under the Streeterville Purchase Agreement (the “Purchase Agreement”), up to 3,792,645 remaining shares were available at December 31, 2025 that may be issuable at a discount to the market price. The Purchase Agreement also specifies the Company may re-purchase 2,937,500 outstanding pre-delivery shares at par value upon expiration or termination of the agreement.

The following table presents the potential impact on shares outstanding under various scenarios at December 31, 2025:

	Shares Outstanding	% Increase
Current Outstanding (12/31/2025)	34,213,387	-%
With all options, warrants, and RSUs exercised	36,623,648	7%
With all registered shares available for Streeterville issuance at 12/31/2025	40,416,293	18%
With re-purchase of pre-delivery shares	37,478,793	10%

The share amounts shown above represent the period-end shares on a fully diluted basis. These potential issuances could materially dilute existing stockholders, particularly if conversion occurs at depressed share prices.

Recent Developments

Streeterville Capital Prepaid Advance #4

On January 26, 2026, the Company closed Pre-Paid Purchase No. 4 under its Purchase Agreement dated March 21, 2025 with Streeterville Capital, LLC (“Streeterville”). In connection therewith, the Company received $10,000,000 in gross proceeds in exchange for an unsecured promissory note with an original principal balance of $10,800,000, reflecting an original issue discount of $800,000.

The note bears interest at 8% per annum, compounded daily. Subject to the terms of the Purchase Agreement, Streeterville may, at its discretion, direct the Company to apply amounts outstanding under the note toward the purchase of shares of the Company’s common stock at a price equal to the lesser of (i) the initial listing reference price of the Company’s common stock on the Nasdaq Global Market or (ii) 90% of the lowest volume weighted average price during the ten trading days preceding a purchase notice, subject to a $0.25 per share floor.

In connection with Pre-Paid Purchase No. 4, the Company entered into a side letter agreement pursuant to which the Company agreed to file a registration statement covering at least 10,000,000 shares of common stock issuable under the Purchase Agreement.

On February 10, 2026, the Company filed a registration statement on Form S-1 registering up to 10,000,000 shares of common stock for resale pursuant to the side letter agreement which was declared effective on March 12, 2026.

Shares Issued Under Purchase Agreement and Other Shares Issued

Streeterville elected additional conversions as follows: on January 26, 2026, $5,000,000 of principal was converted into 2,221,136 shares of common stock; on February 18, 2026, $300,000 of principal was converted into 297,855 shares of common stock; on March 3, 2026, $275,000 of principal was converted into 287,656 shares; on March 18, 2026, $450,000 of principal was converted into 522,830 shares, and on April 9, 2026, $5,319,001 of principal was converted into 10,000,000 shares of common stock. In aggregate, $11,344,001 of principal has been converted into 13,329,477 shares of common stock subsequent to December 31, 2025.

On February 3, 2026, the Company issued 118,343 shares of common stock to a vendor in exchange for consulting and media services with fair value of $200,000, based on the share price on the date of issuance.

On March 31, 2026, the Company issued 70,184 shares of common stock upon the vesting of restricted stock units to three officers.

Outlook And Challenges Facing Our Business

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

Customer Concentration

Our revenues to date have been derived from a limited number of customers. In the year ended December 31, 2025, more than 90% of our total revenue came from a single customer, Hancock Health. If we are unable to expand our customer base and generate recurring subscription revenue, our results of operations will remain highly volatile.

Intellectual Property.

We rely on patented and non-patented proprietary information relating to product development, manufacturing capabilities, and other core competencies of our business. Protection of intellectual property is critical. Therefore, steps such as additional patent applications, confidentiality, and non-disclosure agreements, as well as other security measures are important. While we believe we have a strong patent portfolio and there is no actual or, to our knowledge, threatened litigation against us for patent-related matters, litigation or threatened litigation is a common method to effectively enforce or protect intellectual property rights. Such action may be initiated by or against us and would require significant management time and expenses.

Supply Chain Constraints.

We cannot be sure whether global supply chain shortages will impact our future plans. In order to mitigate supply chain risks, we may need to incur higher costs to secure available inventory and place non-cancelable purchase commitments with our suppliers, which could introduce inventory risk if our forecasts and assumptions prove inaccurate. Higher costs of components would impact our cash runway and delays in the manufacturing of our Arrive Points would push out our revenue forecasts.

Governmental and Regulatory Conditions.

Our potential for growth depends on continued permission and acceptance by local governments and municipalities of autonomous robot and drone deliveries. Changes in regulations such as restrictions on autonomous vehicle operation or technical requirements such as size and weight restrictions or limitations on autonomy within a certain geographic area could reduce or limit our ability to generate revenues and/or impact our unit economics in those markets.

Components of Results of Operations

Revenue. Revenue currently consists of consulting services, installation services and subscription fees. Consulting services, and installation fees are typically project-based and non-recurring in nature. Subscription services are recurring and paid either up-front or monthly for an annual term. We anticipate these revenue streams to continue in future quarters while we develop new revenue models for the autonomous delivery marketplace and AI data insight monetization.

General and Administrative Expenses. General and administrative expenses primarily consist of personnel-related costs, legal and professional services, rent, information technology expenses, insurance, general corporate expenses as well as depreciation on property and equipment as well as amortization of right of use assets.

Research and Development Expenses. Costs incurred in the research and development of the Company’s products are expensed as incurred. Research and development costs include product design, hardware and software costs.

Sales and Marketing Expenses. Sales and marketing expenses include advertising, marketing, trade shows and travel.

Interest Expense. Interest expense consists of interest on notes payable, finance and leasing instruments, and amortization of debt issuance costs.

Other Income, Net. Other income includes payroll tax refunds earned under the federal research and development (“R&D”) tax credit program, state tax refunds from Indiana EDGE tax credits, funds from grants, and dividend and interest income.

Change in Fair Value of Derivative Liabilities. Change in fair value of derivative liabilities consists of non-cash gains and losses arising from the remeasurement of bifurcated derivative liabilities associated with the Company’s convertible notes at each reporting date and conversion date using a Monte Carlo simulation model.

Accretion of Debt Discount. Accretion of debt discount consists of the non-cash accretion of the combined discount on the host convertible note instruments, comprising original issue discount, the fair value of each bifurcated derivative at issuance, and allocable debt issuance costs, recognized using the effective interest method over the estimated term of the notes.

Loss on Conversion of Convertible Notes Payable. Loss on conversion of convertible notes payable consists of losses recognized upon the conversion of convertible notes principal into common stock, representing the difference between the net carrying value of the debt retired less consideration transferred.

Realized Gain on Investments. Realized gain on investments consists of net gains and losses recognized upon the sale or settlement of exchange-traded equity securities and options held as part of the Company’s strategy to generate short-term returns on excess cash.

Results of Operations

Comparison of the Years Ended December 31, 2025, and December 31, 2024

	2025	2024	Change
REVENUE	$113,250	$-	$113,250

OPERATING EXPENSES
General and administrative	9,636,140	3,546,520	6,089,620
Research and development	600,510	760,036	(159,526)
Sales and marketing	229,206	266,182	(36,976)

Total operating expenses	10,465,856	4,572,738	5,893,118

OTHER INCOME (EXPENSES)
Interest Expense	(686,897)	(4,645)	(682,252)
Other income	108,351	39,482	68,869
Change in fair value of derivative liabilities	1,516,266	-	1,516,266
Accretion of debt discount	(249,530)	-	(249,530)
Loss on conversion of convertible notes payable	(3,295,072)	-	(3,295,072)
Realized gain on investments	133,104	-	133,104

Total other income (expenses)	(2,473,778)	34,837	(2,508,615)

NET LOSS BEFORE TAXES	(12,826,384)	(4,537,901)	(8,288,483)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(12,826,384)	$(4,537,901)	$(8,288,483)

Financial Overview

For the year ended December 31, 2025 and 2024, we generated revenues of $113,250 and $0, respectively, and reported net loss of $12,826,384 and $4,537,901, respectively. During the year ended December 31, 2025, results reflect growing investment in the size of our team for product development, engineering and marketing activities. General and administrative expenses include one-time costs related to the direct listing and financing transaction.

Revenues

During the year ended December 31, 2025, we recognized total revenues of $113,250. Of this, $89,000 was for design and consulting services, $3,675 for installation fees, and $20,575 for monthly subscriptions.

As a development stage company, during the year ended December 31, 2024, we had no revenues.

Operating Expenses

General and administrative expenses were $9,636,140 for the year ended December 31, 2025, an increase of $6,089,620, as compared to the year ended December 31, 2024. Primary components of general and administrative expenses were:

●	Salaries and benefits in total increased by $5,822,581 from the prior year. This was impacted by $1,866,531 one-time success bonuses paid upon completion of the public listing in May 2025. Base salaries for the year ended December 31, 2025 were $2,578,595, an increase of $1,592,946 from the same period in the prior year due to new hiring in product development, engineering and sales and marketing. As of December 31, 2025, the Company had 41 full-time salaried employees, compared with 8 last year. Stock-based compensation for the year ended December 31, 2025 was $2,503,657, an increase of $1,114,791 from the same period in the prior year. Benefits and payroll taxes increased $235,813 due to the increase in employees. A bonus program for the Chief Executive Officer resulted in an increase of $200,000 in non-transaction related bonus expense in 2025.

●	Legal and professional service fees were $1,273,511 for the year ended December 31, 2025, an increase of $643,821 from the prior year due to higher legal fees related to being a public company ($185,375), general corporate legal fees ($173,034), investor and public relations ($122,920), compensation consulting ($79,400) and patent expenses ($77,205).

●	Insurance expense was $158,349, an increase of $115,079 from the prior year, due to higher directors and officers insurance premiums.

●	Rent increased $120,535 as a result of entering into a new office building that will accommodate the increase in employees and growth and the leasing of robots in 2025.

●	Information technology and subscriptions expense was $203,802, an increase of $120,187 from the same period in the prior year, due to onboarding a new service provider as well as the increase in employees.

●	Remaining increase of $79,917 from prior year is made up of individual increases of less than $25,000 each.

Research and Development expenses were $600,510 for the year ended December 31, 2025, a decrease of $159,526 as compared to the prior year. This is primarily due to the timing of vendor engineering projects resulting in a decrease in expense of $437,921 (which included a refund and reversal of an accrual associated with a successful dispute over a vendor project related to prior years aggregating $150,000), offset by higher independent contractor spend of $160,145 and one-time success bonuses for independent contractors of $118,250.

Sales and marketing expenses were $229,206 for the year ended December 31, 2025, a decrease of $36,976 from the same period in the prior year. The decrease is due to lower television advertising of $100,000 and other marketing costs of $15,038 offset by higher travel, meals and entertainment expenses of $78,062.

Other Income/Expenses

Interest expense of $686,897 for the year ended December 31, 2025 was comprised primarily of the immediate expensing of the debt issuance costs associated with the bifurcated derivative of $311,613, stated interest on the convertible note of $282,930, and amortization of debt issuance costs of the convertible note of $20,548. Other miscellaneous interest expense and bank fees were $71,806 in 2025. Interest expense and bank fees for the year ended December 31, 2024 was $4,645.

Other Income of $108,351 for the year ended December 31, 2025 was recognized from payroll tax refunds earned under the federal R&D tax credit program of $69,856, state tax refunds and estimates from Indiana EDGE tax credits of $29,240, and dividend and interest income of $9,255. Other income of $39,482 for the year ended December 31, 2024 was recognized from the Indiana EDGE tax credits of $24,089, a transportation grant of $9,959 and income from a corporate card rebate program of $5,434.

Change in fair value of derivative liabilities resulted in a non-cash gain of $1,516,266 in 2025, with no comparable amount in 2024. The embedded conversion feature of each convertible note was bifurcated as a derivative liability at issuance under ASC 815 due to the path-dependent lookback formula used to determine the conversion price. Each derivative is remeasured at fair value using a Monte Carlo simulation model at each reporting and conversion date, with changes recognized in earnings. The gain reflects the decline in the Company’s stock price from each issuance date to December 31, 2025, which reduced the expected value of the noteholder’s conversion optionality.

Accretion of debt discount resulted in a non-cash charge of $249,530 in 2025, with no comparable amount in 2024, representing EIM accretion of the combined discount on the host convertible note instruments, consisting of original issue discount, the fair value of each bifurcated derivative at issuance, and allocable debt issuance costs, over the estimated three-year expected term of the notes.

Loss on conversion of convertible notes payable of $3,295,072 in 2025 resulted from the issuance of common stock for the conversion of convertible notes payable with no comparable amount in 2024. Under ASC 470-50, each conversion was treated as a debt conversion, and the loss represents the difference between the net carrying value converted and the fair value of common stock issued.

Realized gains on investments were $133,104 for the year ended December 31, 2025. During the second half of 2025, the Company engaged in trading of derivatives, primarily options, resulting in a net realized gain of $358,086. The Company’s short-term investments, primarily in marketable securities, contributed to a realized net loss of $224,982. These activities are part of the Company’s strategy to generate short-term returns on excess cash.

Liquidity and Capital Resources

Liquidity

As of December 31, 2025, the Company had cash and cash equivalents of approximately $2.1 million. As disclosed in Note 20 “Subsequent Events” of the financial statements, subsequent to year end, on January 26, 2026, the Company received $9.6 million in net proceeds from a convertible note payable financing transaction with Streeterville Capital, LLC (“Streeterville”), representing $10.0 million in gross proceeds less approximately $0.4 million in banking fees.

As disclosed in Note 10 “Convertible Notes Payable” of the financial statements, the Company is party to a convertible note payable financing arrangement with Streeterville (the “Streeterville Facility”), which initially provided a maximum facility of up to $40,000,000 in gross borrowings, subject to the terms and conditions of the agreement. The convertible note payable includes limitations that may restrict additional borrowings, including (i) a limitation on total outstanding indebtedness and (ii) a minimum market capitalization requirement of $100 million and (iii) a minimum book value of $4 million at the time of a draw. Availability under this facility is subject to the Company’s ability to satisfy these conditions, or the investor’s continued practice of extending funds, despite certain conditions not being met.

Going Concern

The accompanying Financial Statements in Appendix A have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In accordance with ASC 205-40, Presentation of Financial Statements - Going Concern, management evaluated whether conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The Company has incurred recurring operating losses and has experienced negative cash flows from operations since inception and expects to continue to do so as it invests in product development, commercialization, and infrastructure. These conditions, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to address its liquidity needs include: (i) utilizing existing cash and cash equivalents of $2.1 million as of December 31, 2025, (ii) deploying the $9.6 million in net proceeds received from the January 2026 financing and (iii) potentially drawing additional amounts under the Securities Purchase Agreement with Streeterville, which provides up to an additional $19.0 million in gross borrowings, subject to certain conditions including a limitation on total outstanding indebtedness, a minimum market capitalization of $100 million and a minimum book value of $4 million at the time of each draw. The Company’s ability to access these funds is dependent on satisfying these conditions and on Streeterville’s willingness to continue funding draws.

The Company’s continued existence is dependent on its ability to continue its operating plan and to access remaining funds under the Securities Purchase Agreement (“SPA”) or obtain additional debt or equity financing. Accordingly, substantial doubt about the Company’s ability to continue as a going concern is not alleviated by management’s plans. The accompanying Financial Statements in Appendix A do not include any adjustment that might result from the Company’s inability to continue as a going concern.

As of April 10, 2026, the Company’s cash, cash equivalents, and short-term investments are approximately $8.2 million.

Cash Flow and Liquidity

	Years Ended December 31,		$
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(8,253,348)	$(2,289,273)	$(5,964,075)
Investing activities	(362,081)	(114,655)	(247,426)
Financing activities	10,590,115	2,207,774	8,382,341
Net increase (decrease) in cash and cash equivalents	$1,974,686	$(196,154)	$2,170,840

Operating Activities

Net cash used in operating activities was $8,253,348 for the year ended December 31, 2025, compared to $2,289,273 for the same period in 2024. The increase in cash outflows of $5,964,075 was primarily due to our increased net loss.

For the year ended December 31, 2025, our net loss of $12,826,384 was offset by non-cash items of stock-based compensation expense of $2,503,657, depreciation and amortization expense of $66,889, the accretion of a discount on the convertible notes payable of $249,530, the accretion of issuance costs on convertible notes payable of $332,160, impairment loss of $10,541 and cash in excess of lease cost of $739 offset by change in fair value of derivative liabilities of $1,516,266, loss on conversion of convertible notes payable of $3,295,072, and realized gain on investments of $133,104.

Other working capital movements in the period resulted in a net cash outflow of $236,182, primarily due to a decrease in accounts payable ($479,959), an increase in prepaids ($134,011), security deposits ($64,133), other current assets ($8,146) and accounts receivable ($4,975). These outflows were offset by an increase in accrued expenses of $455,042.

For the year ended December 31, 2024, operating cash flow used of $2,289,273 was composed of our net loss of $4,537,901, offset by non-cash items of stock-based compensation expense of $1,388,866 and depreciation and amortization of $29,115. Working capital movements in the prior-year period resulted in net cash inflows of $830,647 due to an increase in accounts payable of $843,682, accrued liabilities of $37,868 offset by outflows due to prepaid expenses ($46,724) and other current assets ($4,179).

Investing Activities

Net cash used for investing activities was $362,081 for the year ended December 31, 2025. This was due to capital expenditures of $495,185. We also incurred a net cash inflow from sales and purchases of short-term investments of $133,104.

Net cash used for investing activities was $114,655 for the year ended December 31, 2024. This was due to capital expenditures of $38,155 and patent application filings of $76,500.

Financing Activities

Net cash provided by financing activities was $10,590,115 for the year ended December 31, 2025. We received $11,000,000 in proceeds from issuance of convertible notes payable under the Purchase Agreement. We received net proceeds of $448,057 from other sales of common stock and $573,895 from exercise of outstanding warrants, prior to the direct listing. These cash inflows were offset by payments made on an outstanding note payable of $8,524, payments for deferred offering costs of $688,570, and payments of debt issuance costs of $660,000. We made purchases of our common stock under the share repurchase program of $74,743 in the period.

For the year ended December 31, 2024, net cash provided by financing activities was $2,207,774, which included $2,643,626 from sales of common stock, offset by payments made on the notes payable of $7,954 and the payment of deferred offering costs of $427,898.

Capital Expenditures

Capital expenditures for the years ended December 31, 2025 and 2024 were $495,185 and $38,155, respectively. Our future capital expenditures will depend on many factors, including, but not limited to our growth, our ability to attract and retain customers, market acceptance of our offerings, the time and extent of spending to support our efforts to develop our platform, the expansion of sales and marketing activities, and the timing and extent of spending for initiatives. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services, and technologies. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

Contractual Obligations/Indebtedness

To provide a clear picture of matters potentially impacting our liquidity position, the table below sets forth a summary of our contractual obligations as of December 31, 2025. Some of the figures included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we may actually pay in future periods could vary from those reflected in the table.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Convertible notes payable principal (1)	$7,765,000	$7,765,000	$-	$-	$-
Vehicle note payable (2)	10,558	9,140	1,418	-	-
Operating leases (3)	2,625,804	588,174	1,737,252	300,378	-
Interest related to notes payable (4)	605,847	605,847	-	-	-
Patent License Agreement (5)	1,720,000	120,000	240,000	240,000	1,120,000
	$12,727,209	$9,088,161	$1,978,670	$540,378	$1,120,000

(1) Convertible notes payable principal represents borrowings under the Company’s security purchase agreement with Streeterville Capital. The note bears interest at 8% per annum with no set maturity date. The amounts presented represent outstanding principal as of December 31, 2025. The note is convertible into shares of common stock at a price determined pursuant to the agreement. Upon conversion, the obligation would be settled in equity rather than cash. As there is no stated maturity for the notes, the payments were presented in the less than 1 year category for this table.

(2) Vehicle note payable matures in February 2027. The loan is secured by the related vehicle. The amounts presented represent scheduled principal.

(3) Operating lease obligations represent undiscounted fixed lease payments under the Company’s office lease in accordance with ASC 842. Variable lease payments and non-lease components are excluded.

(4) Interest related to notes payable primarily represents accrued interest at December 31, 2025 and projected contractual interest payments on the convertible note, assuming payment proportionately over 2026.

(5) The Company is party to an exclusive patent license agreement with its Chief Executive Officer, Daniel O’Toole, providing rights to certain patented technology through April 2040. The agreement requires fixed payments of $10,000 per month through the patent’s expiration. As of December 31, 2025, the remaining fixed commitment totals approximately $1,720,000. The agreement also provides for a $25 per unit royalty upon achievement of unit sales revenue milestones in excess of $10,000 a month. No royalties have been incurred to date, and future royalty obligations are not currently estimable due to the Company’s limited operating history and uncertain future sales volumes. The License Agreement constitutes a related-party transaction.

Critical Accounting Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses, along with the disclosure of contingent assets and liabilities at the date of the financial statements. We consider an accounting estimate to be critical if it requires assumptions about highly uncertain matters and different estimates reasonably could have been used that would have had a material impact on our financial statements. We have identified the following critical accounting estimate.

Fair Value of Bifurcated Derivative Liabilities and Carrying Value of the Host Convertible Notes Payable

In connection with our convertible notes issued under the Securities Purchase Agreement with Streeterville Capital, LLC, we are required to bifurcate the embedded conversion feature and account for it as a derivative liability measured at fair value at each reporting date, with changes recognized in earnings. The conversion feature must be bifurcated because it fails the indexed-to-own-stock test under ASC 815-40-15-7. Because this formula does not permit a closed-form solution, we engaged an independent third-party valuation firm to estimate fair value using a Monte Carlo simulation model. This measurement is classified as Level 3 in the fair value hierarchy, as it relies on significant unobservable inputs, including expected equity volatility, an estimated instrument term (the notes have no stated maturity, as they are convertible solely at the discretion of the investor with no fixed repayment date specified in the agreement), and a debt discount rate calibrated to comparable issuers. Equity volatility is the most sensitive input; the conversion feature’s asymmetric payoff structure means higher assumed volatility increases the expected value of the noteholder’s conversion optionality.

The fair value of the bifurcated derivative at issuance also directly determines the initial carrying value of the host debt instrument, which is measured as cash proceeds received, reduced by the original issue discount, allocated debt issuance costs, and that derivative fair value. The resulting discount is accreted to par using the effective interest method over the estimated term of each note, the same expected term assumption used in the Monte Carlo model. A shorter assumed term accelerates interest expense recognition through faster accretion; a longer term decelerates it.

Because the derivative valuation and host note carrying value share critical assumptions, particularly expected term and equity volatility, changes in those assumptions affect both the fair value of the derivative liabilities and the pattern of interest expense recognized on the host instruments and could have a material effect on our reported net loss in any given period. As of December 31, 2025, the aggregate fair value of the derivative liabilities was $1,460,000 and the net carrying value of the host instruments was $4,144,657. For the year ended December 31, 2025, the net change in fair value of the derivative liabilities recognized in earnings was a gain of $1,516,266, and interest expense on the convertible notes consisted of stated interest of $282,930, EIM accretion of discount $249,530, and EIM accretion of debt issuance costs of $20,548.

For a complete discussion of these estimates, including valuation inputs, sensitivity analysis, and roll-forward schedules, refer to Note 5, Fair Value Measurements, and Note 10, Convertible Notes Payable.

New Accounting Standards

For a description of new accounting standards that could affect the Company, reference the “Recently Issued Accounting Standards Not Yet Adopted” section of Note 2 to the Financial Statements included in this Annual Report on Form 10-K.

Off Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended, that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

Our Financial Statements are attached as Appendix A (following Exhibits) and included as part of this Form 10-K Report. A list of our Financial Statements is provided in response to Item 15 of this Form 10-K Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation of our disclosure controls and procedures as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective for the period covered by this report.

In connection with the preparation of this Annual Report on Form 10-K, the responsible officers concluded that the Company did not maintain sufficient controls to ensure the proper identification, bifurcation and fair value measurement of embedded derivatives in hybrid financial instruments, or to ensure that the effective interest method was applied over the accretion period for host debt instruments containing a discount. Corrective actions have been implemented to address this control weakness after the period covered by this Annual Report on Form 10-K.

Additionally, during the year ended December 31, 2025, two officers of the Company reported Section 16(b) trading violations. These transactions were reported timely on Form 4, but occurred within six months of previously disclosed transactions, creating short-swing profits. As required by Section 16(b) of the Securities Exchange Act of 1934, the profits were disgorged to the Company on January 16, 2026.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended December 31, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management is implementing corrective actions to address the material weaknesses discovered in connection with the preparation of this Annual Report on Form 10-K, including enhancing its technical accounting review procedures for complex financial instruments, engaging additional external resources with expertise in derivative accounting under ASC 815, and strengthening its controls around the review and approval of significant accounting estimates and elections. The Company’s Insider Trading Policy has been modified to emphasize the restrictions on any stock transactions within six months of a previous reported transaction. Management will continue to monitor the effectiveness of these corrective actions in subsequent periods.

Item 9B. Other Information

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

Section 16(b) Short-Swing Profit Matter

Section 16(b) of the Securities Exchange Act of 1934 requires directors, executive officers, and beneficial owners of more than 10% of a registered class of an issuer’s equity securities to disgorge to the issuer any profits realized from the purchase and sale, or sale and purchase, of the issuer’s equity securities within a six-month period.

During the fiscal year ended December 31, 2025, the Company determined that Daniel O’Toole, a Director, Officer, and beneficial owner of more than 10% of the Company’s common stock, and Neerav Shah, a Director and Officer, engaged in transactions in the Company’s common stock that may have resulted in short-swing profits under Section 16(b). These transactions were not undertaken with the intent to realize short-swing profits and were the result of administrative oversight.

Upon identifying the transactions, the Company notified the applicable individuals. On January 16, 2026, the individuals disgorged to the Company an amount equal to the calculated short-swing profit of approximately $129,701 in accordance with Section 16(b). The Company does not believe that this matter will have a material impact on its financial condition or results of operations.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table provides information regarding our executive officers and directors as of December 31, 2025:

Directors and Executive Officers	Age	Position/Title
Daniel O’Toole	62	Chairman of the Board and Chief Executive Officer
Mark Hamm	60	Chief Operating Officer and Director
Neerav Shah	54	Chief Strategy Officer and Director
John Ritchison (6)	76	Director and General Counsel
Todd Pepmeier	52	Chief Financial Officer
John Gallina (1), (4), (6)	66	Director
Kevin McAdams (2), (3), (6)	68	Director
Laurie Tucker (2), (4), (5)	69	Director

(1)	Chair of the Audit and Finance Committee
(2)	Member of the Audit and Finance Committee
(3)	Chair of the Compensation Committee
(4)	Member of the Compensation Committee
(5)	Chair of the Corporate Governance and Nominating Committee
(6)	Member of the Corporate Governance and Nominating Committee

Directors

Daniel O’Toole – Chairman of the Board and Chief Executive Officer; Founder

Mr. O’Toole founded Arrive AI (formerly Dronedek Inc.) in 2020 and has served as Chief Executive Officer since its inception and as Chairman of the Board since formation. He has over 35 years of experience in founding, operating, and scaling businesses in distribution, facilities services, and technology-enabled operations. Prior to founding Arrive AI, Mr. O’Toole founded and led several privately held companies, including Facility Maintenance USA, which provided facility services to national customers.

Mr. O’Toole’s experience as a founder, executive, and operator provides the Board with leadership insight, strategic planning expertise, and operational oversight experience.

Mark Hamm - Chief Operating Officer and Director

Mr. Hamm has served as Chief Operating Officer of Arrive AI and director since 2022. He has over 20 years of experience in technology, logistics, and operational leadership. Prior to joining the Company, Mr. Hamm held senior leadership roles at FedEx, ServiceMaster, and AutoZone, where he led innovation, customer experience, and technology initiatives.

Mr. Hamm’s experience in operations and technology strategy provides the Board with expertise in scaling systems and enterprise execution.

Neerav Shah - Chief Strategy Officer and Director

Mr. Shah has served as Chief Strategy Officer and a director since 2020. He previously founded and operated businesses focused on electromechanical assemblies and infrastructure inspection services. He has also held roles at Sun Microsystems and Kaiser Permanente.

Mr. Shah’s background in strategic development and regulated industries provides the Board with insight into growth planning and operational scalability.

John Ritchison, JD - Director, Corporate Counsel

Mr. Ritchison has served as a director and Corporate Counsel since 2020. He is a registered patent attorney and licensed professional engineer and has maintained a private intellectual property practice for over 20 years. Prior to his legal career, he held engineering and operations leadership roles at Delphi and General Motors.

Mr. Ritchison provides the Board with legal, intellectual property, and operational expertise.

John Gallina, Director

Mr. Gallina joined the Board in 2024 and serves as Chair of the Audit and Finance Committee. He previously served as Executive Vice President and Chief Financial Officer of Elevance Health and held various senior finance and accounting roles over nearly 30 years. He brings extensive experience in public company financial reporting and internal controls.

Kevin McAdams, Director

Mr. McAdams joined the Board in 2022 and serves as Chair of the Compensation Committee. He previously served as Vice President of Delivery, Retail and Fleet Operations for the United States Postal Service. He currently serves as Founder and Chief Executive Officer of Vertical Mile Consulting. He provides experience in logistics operations and national distribution networks.

Laurie Tucker, Director

Ms. Tucker joined the Board in June 2025 and serves as Chair of the Corporate Governance and Nominating Committee. She has over 35 years of experience in logistics, technology, and operations and previously held senior leadership roles at FedEx Corporation. She currently serves on several public and nonprofit boards.

Executive Officers

The following individuals serve as executive officers of the Company:

●	Daniel O’Toole, Chairman and Chief Executive Officer
●	Mark Hamm, Chief Operating Officer
●	Neerav Shah, Chief Strategy Officer
●	John Ritchison, General Counsel
●	Todd Pepmeier, Chief Financial Officer

Biographical information for Messrs. O’Toole, Hamm, Shah and Ritchison is provided above under “Directors.”

Todd Pepmeier - Chief Financial Officer

Mr. Pepmeier has served as Chief Financial Officer since May 2023. He has over 25 years of experience in finance and accounting across automotive, healthcare, aerospace, and technology sectors. Prior to joining the Company, he held senior finance roles at Ascension Health and served as Chief Financial Officer of Agilify, a technology company specializing in robotic process automation.

Mr. Pepmeier’s experience includes financial reporting, internal controls, and capital markets readiness.

Family Relationships

There are no family relationships among any of the Company’s directors or executive officers.

Corporate Governance

Controlled Company Status

The Company ceased to be a “controlled company” within the meaning of the listing rules of The Nasdaq Stock Market LLC on or around April 9, 2026, and is permitted to continue to rely on exemptions from certain Nasdaq corporate governance requirements within a year following such date, including the requirement that a majority of the Board consist of independent directors and the requirement that the compensation and nominating committees be composed entirely of independent directors. The Company currently relies on these exemptions.

Notwithstanding these exemptions, the Company maintains an Audit and Finance Committee composed entirely of independent directors in accordance with applicable Nasdaq and SEC requirements.

Board Leadership Structure

Daniel O’Toole serves as both Chairman of the Board and Chief Executive Officer. The Board believes that combining the roles of Chairman and Chief Executive Officer promotes unified leadership and direction for the Company and facilitates effective communication between management and the Board.

The Board does not have a Lead Independent Director. The independent directors meet in executive session without management present on a periodic basis. The Board believes this structure, together with the presence of independent directors and committee oversight, provides appropriate independent oversight of management.

The Board retains flexibility to modify its leadership structure in the future as it deems appropriate.

Role of the Board in Risk Oversight

The Board oversees the Company’s risk management processes. Management is responsible for identifying, assessing, and managing material risks facing the Company, including operational, financial, legal, regulatory, and strategic risks.

The Board receives periodic reports from management regarding significant risks and mitigation efforts. Each Board committee assists the Board in overseeing risk within its respective area of responsibility:

●	The Audit and Finance Committee oversees risks related to financial reporting, internal controls, accounting policies, compliance, and cybersecurity.
●	The Compensation Committee oversees risks related to executive compensation policies and practices.
●	The Corporate Governance and Nominating Committee oversees risks related to board structure, governance practices, and director independence.

While committees focus on specific risk areas, the full Board is regularly informed regarding material risks affecting the Company.

Director Independence

Nasdaq listing standards require that audit committee members satisfy the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that compensation committee members satisfy the independence requirements of Rule 10C-1 under the Exchange Act.

The Board has affirmatively determined that John Gallina, Kevin McAdams, and Laurie Tucker qualify as independent directors under the applicable Nasdaq listing standards. The Board has further determined that each member of the Audit and Finance Committee satisfies the enhanced independence requirements applicable to audit committee members under SEC and Nasdaq rules.

During the year ended December 31, 2025, the Company was a controlled company. It was not required to maintain a majority independent Board or fully independent compensation and nominating committees, and it relied on those exemptions.

Board Committees

The Board has established three standing committees:

●	Audit and Finance Committee
●	Compensation Committee
●	Corporate Governance and Nominating Committee

Each committee operates under a written charter approved by the Board. The charters are available on the Company’s website.

Audit and Finance Committee

The Audit and Finance Committee consists of John Gallina (Chair), Kevin McAdams, and Laurie Tucker. The Board has determined that each member of the committee is independent under Nasdaq and SEC rules applicable to audit committee members.

The Audit and Finance Committee’s primary responsibilities include:

●	Overseeing the integrity of the Company’s financial statements and financial reporting process;
●	Reviewing annual and quarterly financial statements and related disclosures;
●	Overseeing the Company’s internal control over financial reporting;
●	Appointing, compensating, retaining, and overseeing the Company’s independent registered public accounting firm;
●	Reviewing the qualifications, independence, and performance of the independent auditor;
●	Establishing procedures for the receipt and treatment of complaints regarding accounting, internal controls, or auditing matters;
●	Reviewing related party transactions as required.

The Board has determined that John Gallina qualifies as an “audit committee financial expert” as defined by SEC rules.

Compensation Committee

The Compensation Committee consists of Kevin McAdams (Chair), John Gallina, and Laurie Tucker, each of whom the Board has determined to be independent under Nasdaq listing standards. Each member is also a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act.

The Compensation Committee’s primary responsibilities include:

●	Reviewing and approving corporate goals and objectives relevant to executive officer compensation;
●	Evaluating executive officer performance;
●	Determining and approving executive compensation, including salary and incentive awards;
●	Administering the Company’s equity and incentive compensation plans;
●	Recommending director compensation to the Board.

The Compensation Committee may form subcommittees and delegate authority to the extent permitted by applicable law and its charter.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee consists of Laurie Tucker (Chair), Kevin McAdams, John Gallina, and John Ritchison. The Board has determined that Ms. Tucker, Mr. Gallina, and Mr. McAdams are independent under Nasdaq listing standards. Mr. Ritchison is not independent due to his employment with the Company. During the year ended December 31, 2025, the Company relied on the controlled company exemption with respect to full independence of this committee.

The Corporate Governance and Nominating Committee’s primary responsibilities include:

●	Identifying and recommending director nominees;
●	Considering director candidates recommended by stockholders;
●	Reviewing the size and composition of the Board and its committees;
●	Overseeing Board evaluations;
●	Recommending corporate governance principles and policies.

Meetings of the Board

The Board holds regular meetings and may hold special meetings as necessary. Directors are expected to attend Board meetings, meetings of committees on which they serve, and the Company’s annual meeting of stockholders.

Independent directors meet in executive session without management periodically during the year

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics applicable to all directors, officers, and employees, including the Chief Executive Officer and Chief Financial Officer. The Code addresses, among other matters:

●	Conflicts of interest
●	Compliance with laws
●	Insider trading
●	Protection of Company assets
●	Ethical conduct and reporting obligations

The Code of Business Conduct and Ethics is available on the Company’s website and filed as Exhibit 14.1 to this Annual Report on Form 10-K. The Company intends to disclose any amendments to, or waivers from, provisions of the Code applicable to its principal executive officer or principal financial officer on its website or in a Current Report on Form 8-K, as required by SEC rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.

To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2025, we believe that our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2025, except for the following.

Name of Reporting Person	Type of Report Filed Late	Number of Transactions Reported Late
John Gallina	Form 4 (1)	2
Laurie Tucker	Form 4 (1)	1
Kevin McAdams	Form 4 (1)	2
William Stafford	Form 4 (1)	2

(1) Form 4 filed on September 3, 2025.

Insider Trading Policies and Procedures

The Company has adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the Company’s securities by directors, officers, and employees. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

All share and per share amounts in this Item 11 have been adjusted to reflect the Company’s 1-for-4 reverse stock split, applied retrospectively for all periods presented.

The following table sets forth the compensation paid by the Company to its chief executive officer and other compensated executive officers. The disclosure is provided for the years ended December 31, 2025 and December 31, 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)		Total ($)
Daniel O’Toole	2025	466,667	1,600,966	-	187,398	(2)	2,255,031
Chief Executive Officer	2024	300,000	-	-	120,000		420,000

Mark Hamm	2025	256,667	137,144	328,668	24,120	(3)	746,599
Chief Operating Officer	2024	240,000	-	-	-		240,000

Todd Pepmeier	2025	193,333	170,947	280,000	24,120	(3)	668,400
Chief Financial Officer	2024	150,000	-	-	-		150,000

(1)	Amounts reflected in this column represent the grant date fair value of restricted stock units. The grant date fair value is measured based on the closing price of our common stock on the date of grant in accordance with FASB ASC Topic 718. The valuation methodology and assumptions used in determining such amounts are described in Note 17 of the Company’s financial statements for the year ended December 31, 2025.
(2)	CEO Daniel O’Toole received $120,000 compensation in each fiscal year, per the terms of the exclusive patent license agreement. For the year ended December 31, 2025, Mr. O’Toole also received $24,445 in employer-paid healthcare insurance and $42,953 in imputed income for healthcare and life insurance benefits and other services per his compensation package approved by the Board of Directors.
(3)	Mark Hamm and Todd Pepmeier each received $24,120 in employer-paid healthcare insurance.

Executive Compensation

This section discusses the material components of the executive compensation program for the Company’s named executive officers who appear in the “2025 Summary Compensation Table” below. In 2025, the “named executive officers” and their positions with the Company were as follows:

●   Daniel O’Toole: Chairman and Chief Executive Officer

●   Mark Hamm: Chief Operating Officer

●   Todd Pepmeier: Chief Financial Officer

We are an “emerging growth company” under applicable SEC rules and are providing disclosure regarding our executive compensation arrangements pursuant to the rules applicable to emerging growth companies, which means that we are not required to provide a compensation discussion and analysis and certain other disclosures regarding our executive compensation. The following discussion relates to the compensation of our named executive officers for 2025.

Following the adoption of the Compensation Committee charter in October 2023, the Compensation Committee determines and approves all elements of executive officer compensation. The Compensation Committee’s primary objectives in determining executive officer compensation are to (i) develop an overall compensation package that is at market levels and thus fosters executive officer retention and (ii) align the interests of our executive officers with our stockholders by linking a significant portion of the compensation package to performance.

Pay Versus Performance

As required by Item 402(v) of Regulation S-K, we are providing the following information regarding the relationship between executive compensation actually paid and certain financial performance measures of the Company. As a smaller reporting company and in our first year of providing this disclosure, we are presenting information for fiscal years 2025 and 2024.

Pay Versus Performance Table

Year	Summary Compensation Table Total for PEO ($)	Compensation Actually Paid to PEO ($)(2)(3)	Average Summary Compensation Table Total for Non-PEO NEOs ($)	Average Compensation Actually Paid to Non-PEO NEOs ($)(2)(4)	Net Income (Loss) ($)	Company TSR ($100 Initial Fixed Investment)	Company-Selected Measure
2025	2,255,031	2,255,031	707,500	(223,383)	(12,826,384)	19.85	(12,826,384)
2024	420,000	420,000	195,000	297,938	(4,537,901)	N/A(1)	(4,537,901)

(1)	TSR for fiscal year 2024 is not presented because the Company’s common stock was not publicly traded during that fiscal year. TSR for fiscal year 2025 reflects the cumulative return on a $100 investment beginning on May 15, 2025, the first trading day of the Company’s common stock on Nasdaq, through December 31, 2025.
(2)	Compensation Actually Paid (“CAP”) is calculated in accordance with Item 402(v) of Regulation S-K and differs from the amounts reported in the Summary Compensation Table. CAP reflects adjustments to remove the grant date fair value of equity awards included in the Summary Compensation Table and to include the fair value of equity awards as of the end of the applicable fiscal year or the vesting date, as applicable, together with changes in fair value of such awards during the year.
(3)	The Company’s Principal Executive Officer did not receive equity awards during fiscal years 2025 or 2024. Accordingly, Compensation Actually Paid to the PEO is equal to the total compensation reported for the PEO in the Summary Compensation Table for those fiscal years.
(4)	The fair value of stock option awards used in determining Compensation Actually Paid was calculated using a Black-Scholes option pricing model based on the Company’s stock price and updated valuation assumptions as of the applicable measurement dates.

Compensation Actually Paid

Compensation Actually Paid (“CAP”) is calculated in accordance with Item 402(v) of Regulation S-K and differs from the amounts reported in the Summary Compensation Table. CAP reflects adjustments to remove the grant date fair value of equity awards and to include the fair value of equity awards as of the end of the applicable fiscal year or the vesting date, as applicable, together with any changes in fair value of such awards during the year.

Total Shareholder Return

Total Shareholder Return (“TSR”) reflects the cumulative return on a $100 investment in the Company’s common stock beginning on May 15, 2025, the first trading day of the Company’s common stock on Nasdaq, through December 31, 2025. The Company did not pay dividends during fiscal year 2025. Because the Company was not publicly traded during fiscal year 2024, TSR for fiscal year 2024 is not presented.

Company-Selected Measure

For fiscal year 2025, the Company selected Net Income (Loss) as its Company-Selected Measure. During fiscal year 2025, executive compensation was not based on a formulaic financial performance metric. Instead, compensation decisions reflected the Company’s strategic objectives, including completion of its public listing and establishment of a financing facility to support future growth, and Board discretion.

Because revenue was not material and the Company was in an investment and development phase, Net Income (Loss) is the most directly applicable financial performance measure presented in the table above.

Relationship Between Compensation Actually Paid and Net Income (Loss)

The Company incurred a net loss in fiscal years 2025 and 2024 as it continued to invest in product development, intellectual property, commercialization activities and public company readiness. Net income (loss) was not used as a determinative factor in setting base salary, equity award levels, or cash incentive compensation for fiscal year 2025. Accordingly, Compensation Actually Paid to the PEO and the average Compensation Actually Paid to the non-PEO named executive officers was not directly tied to net income (loss) during these periods. Rather, compensation decisions were based on overall Company progress and strategic initiatives, including the Company’s public listing and financing activities.

Relationship Between Compensation Actually Paid and Total Shareholder Return

Total Shareholder Return (“TSR”) reflects the cumulative return on a $100 investment in the Company’s common stock beginning on May 15, 2025, the first trading day of the Company’s common stock on Nasdaq, through December 31, 2025. Changes in Compensation Actually Paid during fiscal year 2025 were significantly influenced by changes in the market value of the Company’s common stock following its public listing. As reflected in the TSR presented above, the Company’s stock price experienced volatility during fiscal year 2025. Because Compensation Actually Paid includes adjustments reflecting the fair value of equity awards, fluctuations in stock price directly impact reported CAP amounts.

Relationship Between Compensation Actually Paid and the Company-Selected Measure

For fiscal year 2025, executive compensation was not directly formulaically tied to a specific financial metric. However, compensation decisions considered the Company’s advancement of strategic objectives, including product development, intellectual property expansion, commercialization efforts, and public listing milestones.

Beginning in fiscal year 2026, the Company intends to implement an executive incentive compensation program tied to defined corporate goals approved annually by the Compensation Committee. These corporate goals may include strategic, operational, and financial objectives tailored to the Company’s stage of development and long-term growth strategy.

Outstanding Equity Awards at December 31, 2025

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2025, after giving effect to the Reverse Stock Split retrospectively for all periods presented.

	Option Awards						Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares of restricted stock #	Market value of shares of restricted stock ($) (2)
Mark Hamm	6/1/22	168,119	24,017	192,136	0.82	5/31/32	-	-
Mark Hamm	12/31/25	-	-	-	-	-	124,969	$328,668
Todd Pepmeier	8/16/23	703	547	-	0.76	8/15/33	-	-
Todd Pepmeier	11/13/23	35,156	27,344	62,500	0.76	11/12/33	-
Todd Pepmeier	12/31/25	-	-	-	-	-	106,464	$280,000

(1) Securities in this column are 100% vested and exercisable

(2) Market value of shares at December 31, 2025

Employment Agreements

Other than as set forth below, the Company does not have an employment agreement with any member of the Company’s management team or any members of the Board. However, the Company plans to enter into executive employment agreements with the Company’s management team.

Mark Hamm – Chief Operating Officer

On June 1, 2022, the Company entered into an employment agreement with Mark Hamm pursuant to which he serves as Chief Operating Officer. The agreement provides for at-will employment.

Base Salary

Pursuant to his employment agreement dated June 1, 2022, Mr. Hamm’s initial annual base salary was $240,000. Effective September 1, 2025, the Board approved an increase to $290,000.

Bonus

Mr. Hamm was initially eligible to receive discretionary bonus compensation as determined by the Board of Directors. As of September 1, 2025, his annual short-term cash bonus is subject to the executive compensation plan approved by the Board.

Equity Awards

Mr. Hamm was granted stock options covering 384,272 shares at an exercise price of $0.82 per share, after giving effect to the reverse stock split. The grant consists of time-based and performance-based components:

●	192,136 Time-Based Non-Qualified Stock Options (NQSOs):

○	Vest over four years.
○	Subject to a one-year cliff.
○	25% vest on the first anniversary of the grant date.
○	Thereafter vest in equal quarterly installments over the remaining three years.
○	No vesting occurs if employment terminates before the first anniversary.

●	192,136 Performance-Based Incentive Stock Options (ISOs):

○	Eligible to vest upon achievement of specified company valuation milestones.
○	25% of the total award vests upon achievement and six-month sustainability of a $500 million valuation.
○	25% of the total award vests upon achievement and six-month sustainability of a $1 billion valuation.
○	Performance-based vesting remains subject to the same time-based vesting schedule described above.

The exercise price and number of options granted are set pursuant to a separate award agreement under the Company’s equity incentive plan.

Change in Control

Upon a change in control:

●	50% of the total option award accelerates and becomes vested upon the occurrence of the transaction (single trigger).
●	The remaining 50% accelerates upon a qualifying termination following the change in control (double trigger).

Severance

The agreement does not provide for severance payments upon termination of employment.

Benefits

Mr. Hamm is eligible to participate in employee benefit plans and programs made available to senior executives, including health benefits, retirement benefits, and paid time off, in accordance with Company policy.

Todd Pepmeier – Chief Financial Officer

On November 13, 2023, the Company entered into an employment agreement with Todd Pepmeier pursuant to which he serves as Chief Financial Officer. The agreement provides for at-will employment.

Base Salary

Pursuant to his employment agreement dated November 13, 2023, Mr. Pepmeier’s initial annual base salary was $150,000. Effective September 1, 2025, the Board approved an increase to $280,000.

Bonus

Pursuant to his employment agreement dated November 13, 2023, Mr. Pepmeier was eligible for an annual discretionary bonus targeted at $25,000. As of September 1, 2025, his annual short-term cash bonus is subject to the executive compensation plan approved by the Board.

Equity Awards

Mr. Pepmeier was granted stock options covering 125,000 shares at an exercise price of $0.76 per share, after giving effect to the reverse stock split. The award consists of:

●	62,500 Time-Based Non-Qualified Stock Options (NQSOs):

○	Vest over four years.
○	Subject to a one-year cliff.
○	25% vest on the first anniversary of the grant date.
○	Thereafter vest in equal quarterly installments over the remaining three years.
○	No vesting occurs if employment terminates before the first anniversary.

●	62,500 Performance-Based Incentive Stock Options (ISOs):

○	50% of this portion (25% of total grant) vests upon achievement and six-month sustainability of a $600 million company valuation.
○	50% of this portion (25% of total grant) vests upon achievement and six-month sustainability of a $1 billion company valuation.
○	Performance-based vesting remains subject to the same time-based vesting schedule described above.

Change in Control

Upon a change in control:

●	50% of the total option award accelerates upon the transaction (single trigger).
●	The remaining 50% accelerates upon a qualifying termination following the transaction (double trigger).

Severance

The agreement does not provide for severance payments upon termination of employment.

Benefits

Mr. Pepmeier is eligible to participate in employee benefit plans and programs made available to senior executives, including health benefits, retirement benefits, and paid time off, in accordance with Company policy.

Equity Incentive Plan

The Company maintains the Arrive AI Inc. Stock Equity Incentive Plan (the “Plan”), which was adopted by the Board in 2023. In November 2025, the Board approved an amendment to increase the number of shares authorized for issuance under the Plan to 7,000,000 shares of common stock, after giving effect to the Reverse Stock Split. This amendment was approved by written consent of the majority shareholder on December 16, 2025.

The Plan permits the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and other equity-based awards to employees, directors and consultants. The Plan is administered by the Compensation Committee.

A copy of the Plan is incorporated to this Annual Report on Form 10-K as exhibit 10.8.

Director Compensation

The following table sets forth information concerning compensation earned by the Company’s non-employee directors for services rendered as a director during the year ended December 31, 2025:

Name	Fees earned or paid in cash ($)	Stock Awards ($)(1)(2)	Total ($)
John Gallina	22,917	145,969	168,886
Kevin McAdams	22,917	145,969	168,886
Laurie Tucker	22,917	77,195	100,112
William Stafford (served until July 31, 2025)	-	72,154	72,154

(1)	The amounts reported in the “Stock Awards” column represent the aggregate grant date fair value of restricted stock units (“RSUs”) and fully vested shares of common stock granted during fiscal year 2025, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). The grant date fair value of RSUs and fully vested shares was determined based on the closing price of our common stock on the applicable grant date. The assumptions used in calculating these amounts are described in Note 17 to our audited financial statements included in this Annual Report on Form 10-K.

(2)	As of December 31, 2025, the aggregate number of unvested RSUs outstanding for each non-employee director was as follows:

●	John Gallina – 21,551 RSUs
●	Kevin McAdams – 21,551 RSUs
●	Laurie Tucker – 21,551 RSUs

William Stafford had no unvested equity awards outstanding as of December 31, 2025. No director held any stock options outstanding at fiscal year end.

Cash Compensation

Beginning September 1, 2025, non-employee directors were entitled to receive:

●	An annual cash retainer of $40,000, payable quarterly in arrears;
●	Additional annual cash retainers for chairmen of Board committees; and
●	Additional annual cash retainers for service on Board committees, payable quarterly in arrears.

For fiscal year 2025, John Gallina, Kevin McAdams and Laurie Tucker each received $22,917 in cash compensation. These amounts reflect prorated annual retainers beginning September 1, 2025.

William Stafford served as a director until July 31, 2025. He did not receive cash compensation during fiscal year 2025.

No meeting fees were paid in fiscal year 2025.

Equity Compensation

During fiscal year 2025, non-employee directors received long-term equity compensation in the form of RSUs and, in certain cases, fully vested shares of common stock. All equity awards were granted under the Company’s shareholder-approved equity incentive plan.

John Gallina and Kevin McAdams were each granted:

●	9,318 fully vested shares of common stock; and
●	21,551 RSUs.

Laurie Tucker was granted:

●	285 fully vested shares of common stock; and
●	21,551 RSUs.

William Stafford was granted:

●	9,318 fully vested shares of common stock.

The RSUs granted in fiscal year 2025 vest twelve months from the applicable grant date, subject to continued service on the Board through the vesting date.

The fully vested shares granted in fiscal year 2025 were issued in recognition of Board service prior to September 1, 2025 and, in certain cases, as a one-time award in connection with the Company’s public listing.

No Additional Compensation

Executive officers who serve as directors do not receive additional compensation for their service as directors.

Other than the compensation described above, non-employee directors did not receive any additional compensation during fiscal year 2025, including perquisites, consulting fees, or other personal benefits.

Compensation Recovery Policy

In accordance with the final rules adopted by the SEC and Nasdaq implementing the incentive-based compensation recovery provisions of the Dodd-Frank Act, our Board approved the Arrive AI Inc. Compensation Recovery Policy, effective as of October 24, 2024, which provides that in the event the Company is required to restate any of its financial statements that have been filed with the SEC, then the Compensation Committee will seek to recover any erroneously awarded performance-based incentive-based compensation (including any performance-based cash and equity awards and salary increases earned wholly or in part based on the attainment of financial performance goals) received by any person who is or was a Section 16 officer during the three-fiscal year recovery period. A copy of our Compensation Recovery Policy, including any amendments thereto, is filed as Exhibit 97.1 to this Annual Report on Form 10-K.

Insider Trading Policy

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy, including any amendments thereto, is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2026, by:

●	each person known by us to beneficially own more than 5% of our outstanding common stock,
●	each of our directors,
●	each of our named executive officers, and
●	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”), including Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Under these rules, a person is deemed to beneficially own shares of common stock if that person has or shares voting power or investment power with respect to such shares.

Shares of common stock that a person has the right to acquire within 60 days of April 15, 2026, including through the exercise of options or warrants or the vesting of restricted stock units, are deemed to be beneficially owned by that person and are included in the percentage ownership of that person, but are not treated as outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Arrive AI Inc., 9100 Fall View Drive, Fishers, Indiana 46037.

As of April 15, 2026, there were 47,731,391 shares of common stock outstanding.

Beneficial ownership information is based on filings made with the SEC and information provided to the Company.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
5% Stockholders
Daniel O’Toole, Chairman and Chief Executive Officer	23,155,051		48.5
Streeterville Capital, LLC (2)	5,300,000	(3)	9.9

Directors and Named Executive Officers
Mark Hamm, Chief Operating Officer and Director	209,431	(4)	0.4
Neerav Shah, Chief Strategy Officer and Director	108,448	(5)	0.2
John Ritchison, Director and General Counsel	1,302,500		2.7
John Gallina, Director	18,202		*
Kevin McAdams, Director	16,241		*
Laurie Tucker, Director	7,577		*
Todd Pepmeier, Chief Financial Officer	67,674	(6)	0.1
All Directors and Executive Officers and a Group (eight persons)	24,885,124	(7)	51.9

* Represents beneficial ownership of less than 0.1% of the outstanding shares of common stock.

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Shares subject to options or warrants exercisable within 60 days and restricted stock units vesting within 60 days are deemed outstanding for the person but not for others.

(2)	John M. Fife has voting and dispositive power over shares held by Streeterville Capital, LLC. The address of Streeterville Capital, LLC is 297 Auto Mall Drive Suite #4, St. George, Utah 84770.

(3)	Represents shares issuable to Streeterville within 60 days of April 15, 2026, pursuant to the terms of the Streeterville Securities Purchase Agreement. Pursuant to the Pre-Paid Purchases, the Company will not effect any issuance of Purchase Shares if, after giving effect to such conversion, the holder would beneficially own, together with its affiliates, in excess of 9.99% of the outstanding shares of our common stock on such issuance date.

(4)	Includes (i) 29,304 shares of common stock held by Mark Hamm; and (ii) 180,127 shares of common stock issuable to Mark Hamm upon the exercise of outstanding options within 60 days of April 15, 2026 (all of which were issued as part of the Plan).

(5)	Includes (i) 93,448 shares of common stock held by Neerav Shah; and (ii) 15,000 shares of common stock issuable upon the exercise of outstanding options within 60 days of April 15, 2026 (all of which were issued as part of the Plan).

(6)	Includes (i) 23,847 shares of common stock held by Todd Pepmeier; and (ii) 43,827 shares of common stock issuable to Todd Pepmeier upon the exercise of outstanding options within 60 days of April 15, 2026 (all of which were issued as part of the Plan).

(7)	Includes (i) 24,646,170 shares of common stock held by the Directors and Executive Officers as a group; and (ii) 238,954 shares of common stock issuable upon the exercise of outstanding options within 60 days of April 15, 2026 (all of which were issued as part of the Plan).

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2025 regarding shares of common stock that may be used under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and vesting of restricted stock	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,302,520	$0.80	4,660,840

See “Stock Equity Incentive Plan” under Part III, Item 11. Executive Compensation and Note 17 “Stock-Based Compensation” of Notes to Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of this report for additional information about our equity compensation plans and arrangements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since 2020, including currently proposed transactions to which Arrive has been a party in which the amount involved exceeded or will exceed $120,000, and in which any of Arrive AI’s directors (including nominees), executive officers or beneficial holders of more than 5% of Arrive AI’s capital stock, or their immediate family members or entities affiliated with them, had or will have a direct or indirect material interest. We believe the terms and conditions set forth in such agreements are reasonable and customary for transactions of this type.

Related Party Lease of Company Headquarters

On October 1, 2025, the Company signed a new five-year lease agreement for office space in Fishers Indiana. The lessor and building owner is a related party owned by the Company’s CEO Daniel O’Toole. Under the triple-net lease, the Company is responsible for base rent plus separately assessed taxes, insurance, and common area maintenance charges (‘NNN costs’). The base rent is $44,481 per month for the first twelve months, increasing 3% annually thereafter. Based on current estimates, NNN costs are approximately $9,885 per month, resulting in an estimated all-in monthly cash outlay of approximately $54,366. NNN costs are variable in nature and subject to change based on actual tax assessments, insurance premiums, and maintenance charges incurred. The lease term is October 1, 2025 through September 30, 2030.

The terms of the lease, including the base monthly rent and other material provisions, were determined through negotiations between the Company and the related party lessor. In establishing the rental rate of $54,366 per month, management considered prevailing market rental rates for comparable office properties in the Fishers, Indiana area, including properties of similar size, class, location and lease structure. The Company also evaluated then-current commercial real estate market conditions and customary triple-net lease terms. Management believes that the lease terms, taken as a whole, are consistent with those that would have been obtained in an arm’s-length transaction with an unrelated third party.

The lease was reviewed and approved in accordance with the Company’s related party transaction review procedures. In evaluating the transaction, the Board of Directors (with the interested director abstaining) considered, among other factors, comparable market data for similar office properties, the strategic suitability of the premises, and the overall cost structure relative to available alternatives. The Company did not obtain an independent third-party appraisal or fairness opinion in connection with the lease; however, based on the information reviewed and the factors described above, the Board determined that the lease terms are fair to the Company and in its best interests.

Related Party Lease of Warehouse

The Company leased warehouse space owned by the Company’s CEO Daniel O’Toole. The lease was originally signed on November 15, 2021. The monthly rent, including utilities, was $2,250. This month-to-month lease was terminated on October 5, 2025.

Exclusive Patent License Agreement

Arrive executed an exclusive patent license agreement on May 26, 2020 with its CEO, the licensor and sole owner of all right, title and interest in certain technology consisting of inventions, know-how, patents and patents applications, technology to be patented and trademarks relating to secured drone delivery ALM mailboxes and receiving containers for residential and commercial applications, collectively the products which are described in more detail in the table below. The Company, as licensee, has the exclusive right to sell, manufacture, and otherwise commercialize the technology and the products worldwide in exchange for a pre-revenue monthly fee equal to $10,000.00. Additionally, once revenue from sales, rentals, and leases begin and exceeds $10,000.00 a month, then the licensee must pay licensor a fee per unit or product sold, rented or leased equal to $25.00. The agreement also includes a provision where the Arrive must commence development and marketing of the products within 36 months of the execution of the agreement in order to remain in force, otherwise at the end of the 36 months, all rights shall revert to licensor with no further rights for such product or obligations of licensor to licensee, however if no action is taken by the licensor, the agreement has a term of seven years, a period which may be extended upon mutual consent and in the best interest for both parties. This license agreement also contains other customary representations and covenants of agreements of similar type and scope. Through December 31, 2024, the total of payments made to the CEO under the license agreement is $540,000, The Company estimates that the approximate value of the license agreement once the Company starts generating revenue from commercial operations is approximately $17 million over the course of ten years, this is using the formula of $25 per each installed unit and based on management’s internal sales projections of approximately 675,000 units over that period. The foregoing description of the license agreement is not complete and is qualified in its entirety by reference to the text of such document, which is filed as an exhibit to our Direct Listing Registration Statement.

Products and intellectual property covered by the exclusive patent license agreement with our CEO:

Item	Patent No.	Title	Issue Date	App. No.	Inventor	App. Date
1	US9,840,340B2	Drone Docking Station and delivery system	December 12 2017	14/55,418	Daniel O’Toole	December 9, 2014

2	US10,457,421B2	Drone Docking Station and delivery system	October 29, 2019	15/328,027	Daniel O’Toole	January 21, 2017

3	Pending-PubNoWO2016/094067 June 16, 2016	Drone Docking Station and delivery system	—	PCT/US15/62034	Daniel O’Toole	November 21, 2015

4	Trademark App 88522545	DRONEDEK	Registered	88522545	Daniel O’Toole	July 18, 2019

5	US 12,304,671	Hot and Cold Section drone docking station Temperature Controlled Devic	May 2025	63012824 17/233635	Daniel O’Toole	April 20, 2020

6	US 11,738,883	Special Expanding Floor Accordion drone docking station called a Dronedeck Temperature Control Device	August 2023	63012824 17/233624	Daniel O’Toole	April 20, 2020

7	US 12,591,840	Device and system for an autonomous mobile robot, drone, and/or courier to deliver, hold, protect, and return parcels for multi-users in both residential and commercial applications	March 2026	18/208,803	Daniel O’Toole et al	June 12, 2023

8	US12,387,072	Smart mailbox receptacle and platform to ship packages and goods from a Trimodal system that includes a courier service, an automated vehicle or robot, and/or an unmanned drone	August 2025	19/173,731	Daniel O’Toole et al	July 25, 2023 CIP

On December 10, 2024, the Company and its CEO, Mr. O’Toole, entered into the First Amendment to the Exclusive Patent License Agreement, whereby the term of such agreement was extended beyond the original seven years to perpetuity for the full life of the covered patents. If the Company materially defaults in performing any terms of the agreement and does not cure timely to Mr. O’Toole’s satisfaction, Mr. O’Toole may terminate the agreement upon proper notice. Subsequent to the termination of the agreement, the Company agrees to not engage in the use, sale, or other commercialization of the intellectual properties and not sell related products. The foregoing description of the license agreement is not complete and is qualified in its entirety by reference to the text of such document, which is filed as an exhibit to our Direct Listing Registration Statement.

On March 10, 2025, the Company and its CEO, Mr. O’Toole, entered into the Second Amendment to the Exclusive Patent License Agreement. The Second Amendment extends the license to perpetuity, covering the full term and life of the patents, and incorporates all terms from the original Agreement and the First Amendment. In the event of a default, the defaulting party has 60 days to cure. If the default is not cured, the license transitions to a non-exclusive license, allowing both parties to seek additional licensees or sources for similar technology, while royalty payments continue into perpetuity or until the 20-year patent term ends. The Second Amendment also removes prior restrictions on the Company’s use, sale, or commercialization of the technology after termination, permitting the sale of remaining inventory for up to 90 days post-termination, provided all required reports and payments are made under the Agreement. The foregoing description of the license agreement is not complete and is qualified in its entirety by reference to the text of such document, which is filed as an exhibit to our Direct Listing Registration Statement

The financial terms of the Exclusive Patent License Agreement, including the $10,000 monthly pre-revenue fee and the $25 per-unit royalty once monthly revenues exceed $10,000, were determined through negotiations between the Company and the licensor. In determining the consideration structure, the parties considered, among other factors:

●	The scope and exclusivity of the license (worldwide and exclusive rights);

●	The stage of development and commercial readiness of the licensed technology at the time of execution;

●	Comparable royalty structures observed in technology and intellectual property licensing arrangements within the industry;

●	The anticipated commercial value of the patents and related intellectual property; and

●	The allocation of development, commercialization, and market risk to the Company.

The Company believes the structure of fixed pre-revenue payments combined with a per-unit royalty is consistent with licensing practices for early-stage, exclusive technology arrangements.

The subsequent amendments were reviewed and approved in accordance with the Company’s related party transaction approval policies. In evaluating the fairness of the transaction, the Board of Directors (with the interested director abstaining) considered the strategic importance of securing exclusive rights to the core intellectual property underlying the Company’s business model, the projected long-term economic benefits to the Company, and the expected royalty obligations relative to projected unit economics and margins.

The Company did not obtain an independent third-party valuation or fairness opinion with respect to the license agreement or its amendments. The Board concluded that the terms of the agreement, including the amendments extending the term and modifying termination provisions, were fair to the Company and in its best interests based on the totality of the circumstances and information reviewed at the time of approval.

Item 14. Principal Accounting Fees and Services

The Company’s Board of Directors engaged Stephano Slack LLC (“Stephano Slack”) to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2025. For the fiscal year ended December 31, 2024, the Company engaged Assurance Dimensions LLC (“Assurance Dimensions”) as its independent registered public accounting firm. The change in the Company’s independent registered public accounting firm from Assurance Dimensions to Stephano Slack was disclosed in the Company’s Registration Statement on Form S-1, as declared effective by the SEC on May 13, 2025.

Set forth below are the aggregate fees billed by Stephano Slack and Assurance Dimensions for professional services rendered for the fiscal year ended December 31, 2025, and by Assurance Dimensions for professional services rendered for the fiscal year ended December 31, 2024.

	2025	2024
Audit fees (1)	$184,433	$68,280
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$184,433	$68,280

(1)	Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of our interim financial statements or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements. $177,433 of the fees for the audit services billed and to be billed for the year ended December 31, 2025 relate to services provided by Stephano Slack, our current auditor for 2025. The remaining $7,000 relates to consent fees charged by Assurance Dimensions in connection with reissuing prior year financial statements for use in 2025 S-1 filings. The 2024 audit fees were related to audit and review services conducted by Assurance Dimensions, our prior auditor.

(2)	Audit-related fees consist of fees billed for professional services rendered outside the scope of the audit and review of our financial statements by our independent auditors. There were no audit-related fees billed by Stephano Slack or Assurance Dimensions for audit-related services for the years ended December 31, 2025 and 2024.

(3)	Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning. There were no fees billed by Stephano Slack or Assurance Dimensions for tax services for the years ended December 31, 2025 and 2024.

(4)	All other fees consist of fees billed for all other services. There were no fees billed by Stephano Slack or Assurance Dimensions for other products and services for the years ended December 31, 2025 and 2024.

Audit Committee’s Pre-Approval Policy and Procedures

Under the Audit Committee’s charter, the Audit Committee is required to pre-approve all audit and permitted non-audit services performed by our independent registered public accountants to ensure that the provision of such services does not impair the public accountants’ independence. All audit and audit-related services by Stephano Slack and Assurance Dimensions were approved by the Audit Committee in accordance with SEC requirements.

PART IV

Item 15. Exhibits, Financial Statement Schedules

We have filed the following documents as part of this Form 10-K:

(1)	Financial Statements

The following Audited Financial Statement Schedules are filed as part of this Form 10-K Report.

(2)	Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

(3)	Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Incorporation	S-1/A	3.1	03/24/2025
3.2	Certificate of Amendment of Certificate of Incorporation	S-1/A	3.2	03/24/2025
3.3	Bylaws	S-1/A	3.3	03/24/2025
10.1	Executive Employment Agreement with chief financial officer (Todd Pepmeier) †	S-1/A	10.1	01/27/2025
10.2	Executive Employment Agreement with chief operating officer (Mark D. Hamm) †	S-1/A	10.2	01/27/2025
10.3	Design Engineering Services Agreement with HUSH Aerospace, LLC	S-1/A	10.3	03/24/2025
10.4	Memorandum of Understanding with Helium Systems Inc.	S-1/A	10.4	03/24/2025
10.5	Exclusive Patent License Agreement	S-1/A	10.13	01/27/2025
10.6	First Amendment to Exclusive Patent License Agreement	S-1/A	10.14	01/27/2025
10.7	Asset Purchase Agreement with Airbox	S-1/A	10.15	01/27/2025
10.8	Stock Equity Incentive Plan				X
10.9	Service Agreement, dated November 29, 2023, by and between the Registrant and Brandon Pargoe	S-1/A	10.17	01/27/2025
10.10	Second Amendment to Exclusive Patent License Agreement	S-1/A	10.10	03/24/2025
10.11	Securities Purchase Agreement between Arrive AI Inc. and Streeterville Capital LLC	S-1	10.11	06/17/2025
10.12	Pre-Paid Purchase No. 2, dated August 11, 2025, by and between Arrive AI Inc. and Streeterville Capital LLC	10-Q	10.2	08/14/2025
10.13	Pre-Paid Purchase No. 3, dated December 3, 2025, by and between Arrive AI Inc. and Streeterville Capital LLC	8-K	10.1	12/08/2025
10.14	Pre-Paid Purchase No. 4, dated January 26, 2026, by and between Arrive AI Inc. and Streeterville Capital, LLC	8-K	10.1	01/30/2026
10.15	Side Letter Agreement, dated January 26, 2026, by and between Arrive AI Inc. and Streeterville Capital, LLC	8-K	10.2	01/30/2026
14.1	Code of Business Ethics				X

16.1	Letter from Assurance Dimensions, LLC to the Securities and Exchange Commission	S-1/A	16.1	05/13/2025
19.1	Insider Trading Policy				X
21.1	List of subsidiaries of the registrant	S-1/A	21.1	03/24/2025
23.1	Consent of Stephano Slack				X
23.2	Consent of Assurance Dimensions				X
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
97.1	Compensation Recovery Policy				X
101.INS	XBRL Instance Document+				X
101.SCH	XBRL Taxonomy Extension Schema Document+				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+				X
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.				X

†	Management or compensatory plan or arrangement.
#	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Arrive AI Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Arrive AI Inc. (the “Company”) as of December 31, 2025 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has recurring operating losses and negative cash flows from operations since inception, which raises substantial doubt about their ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Stephano Slack LLC

We have served as the Company’s auditor since 2025.

Wayne, Pennsylvania

April 15, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Arrive AI, Inc. (formerly Arrive Technology, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Arrive AI, Inc. (formerly Arrive Technology, Inc.) (the Company) as of December 31, 2024, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has an accumulated deficit of $15,920,555 and a net loss for the current year of $4,537,901. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2022.

Coral Springs, FL March 12, 2025

ASSURANCE DIMENSIONS, LLC

also d/b/a McNAMARA and ASSOCIATES, LLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 7800 Belfort Parkway, Suite 290 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO: 1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA: 3111 N. University Drive, Suite 621 | Coral Springs, FL 33065 | Office: 754.800.3400 | Fax: 813.443.5053 www.assurancedimensions.com

“Assurance Dimensions” is the brand name under which Assurance Dimensions, LLC including its subsidiary McNamara and Associates, LLC (referred together as “AD LLC”) and AD Advisors, LLC (“AD Advisors”), provide professional services. AD LLC and AD Advisors practice as an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable laws, regulations, and professional standards. AD LLC is a licensed independent CPA firm that provides attest services to its clients, and AD Advisors provide tax and business consulting services to their clients. AD Advisors, and its subsidiary entities are not licensed CPA firms.

ARRIVE AI INC.

BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,104,004	$129,318
Accounts receivable	4,975	-
Prepaid expenses	189,878	55,867
Deferred offering costs	-	427,898
Other current assets	12,325	4,179

Total current assets	2,311,182	617,262

OTHER ASSETS
Property and equipment, net	514,684	95,425
Right of use assets - operating leases	2,117,284	-
Patents, net of accumulated amortization of $2,603 and $1,099	272,097	273,601
Deferred offering costs	5,650,185	-
Security deposits	65,633	1,500

Total other assets	8,619,883	370,526

TOTAL ASSETS	$10,931,065	$987,788

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$183,993	$1,868,689
Accrued expenses	538,234	83,192
Operating lease liability	392,950	-
Derivative liabilities	1,460,000	-
Convertible notes payable, net of discount and debt issuance costs of $3,379,447 and $240,896, respectively	4,144,657	-
Note payable	9,140	8,524

Total current liabilities	6,728,974	1,960,405

LONG TERM LIABILITIES
Operating lease liability	1,725,073	-
Note payable, net of current portion	1,418	10,558

Total long term liabilities	1,726,491	10,558

Total liabilities	8,455,465	1,970,963

Commitments and Contingencies (See Note 18)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0002 par value, 200,000,000 authorized, 34,213,387 and 29,120,905 issued and outstanding at December 31, 2025 and December 31, 2024	6,841	5,822
Additional paid-in capital	31,215,698	14,984,561
Subscription receivable	-	(53,003)
Accumulated deficit	(28,746,939)	(15,920,555)

Total stockholders’ equity (deficit)	2,475,600	(983,175)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,931,065	$987,788

The accompanying notes are an integral part of these financial statements.

ARRIVE AI INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2025 and 2024

	2025	2024

REVENUE	$113,250	$-

OPERATING EXPENSES
General and administrative	9,636,140	3,546,520
Research and development	600,510	760,036
Sales and marketing	229,206	266,182

Total operating expenses	10,465,856	4,572,738

OTHER INCOME (EXPENSES)
Interest expense	(686,897)	(4,645)
Other income	108,351	39,482
Change in fair value of derivative liabilities	1,516,266	-
Accretion of debt discount	(249,530)	-
Loss on conversion of convertible notes payable	(3,295,072)	-
Realized gain on investments	133,104	-

Total other income (expenses)	(2,473,778)	34,837

NET LOSS BEFORE TAXES	(12,826,384)	(4,537,901)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(12,826,384)	$(4,537,901)

NET LOSS PER SHARE:
Basic and diluted	$(0.40)	$(0.16)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	32,195,123	28,971,543

The accompanying notes are an integral part of these financial statements.

ARRIVE AI INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2025 and 2024

	Number of Common Shares	Common Stock ($)	Number of Treasury Shares	Treasury Stock ($)	Additional Paid-In Capital ($)	Subscription Receivable ($)	Accumulated Deficit ($)	Total Stockholders’ Equity (Deficit) ($)

BALANCE, DECEMBER 31, 2023	28,844,643	$5,769	-	$-	$10,924,624	$(25,505)	$(11,382,654)	$(477,766)

Issuance of common stock and warrants for cash	243,423	47	-	-	2,671,077	(27,498)	-	2,643,626

Stock-based compensation	32,839	6	-	-	1,388,860	-	-	1,388,866

Net loss	-	-	-	-	-	-	(4,537,901)	(4,537,901)

BALANCE, DECEMBER 31, 2024	29,120,905	$5,822	-	$-	$14,984,561	$(53,003)	$(15,920,555)	$(983,175)

Issuance of common stock, net	2,974,885	595	-	-	394,459	53,003	-	448,057

Issuance of common stock upon exercise of warrants	120,820	24	-	-	573,871	-	-	573,895

Issuance of common stock for options exercise	773	-	-	-	6,164	-	-	6,164

Issuance of common stock for the conversion of convertible notes payable	1,207,355	241	-	-	4,533,739	-	-	4,533,980

Reclassification of derivative liabilities upon conversion of convertible notes payable	-	-	-	-	1,733,734	-	-	1,733,734

Repurchase of common stock	-	-	19,700	(74,743)	-	-	-	(74,743)

Retirement of treasury stock	(19,700)	(4)	(19,700)	74,743	(74,739)	-	-	-

Issuance of common stock for settlement of debt	92,673	19	-	-	1,204,718	-	-	1,204,737

Issuance of common stock for deferred offering costs	532,913	107	-	-	6,927,762	-	-	6,927,869

Reclassification of deferred offering costs upon financing drawdown	-	-	-	-	(2,394,152)	-	-	(2,394,152)

Issuance of common stock under stock plans	120,263	25	-	-	1,399,439	-	-	1,399,464

Issuance of common stock for commitment fee	62,500	12			828,113			828,125

Stock-based compensation	-	-	-	-	1,098,029	-	-	1,098,029

Net loss	-	-	-	-	-	-	(12,826,384)	(12,826,384)

BALANCE, DECEMBER 31, 2025	34,213,387	$6,841	-	$-	$31,215,698	$-	$(28,746,939)	$2,475,600

The accompanying notes are an integral part of these financial statements.

ARRIVE AI INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025 and 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,826,384)	$(4,537,901)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	2,503,657	1,388,866
Depreciation and amortization	66,889	29,115
Impairment loss	10,541	-
Operating lease liability - non-cash adjustment	739	-
Change in fair value of derivative liabilities	(1,516,266)	-
Loss on conversion of convertible notes payable	3,295,072	-
Accretion of discount on convertible notes payable	249,530	-
Accretion of issuance costs on convertible notes payable	332,160	-
Realized gain on investments	(133,104)	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(4,975)	-
Prepaid expenses	(134,011)	(46,724)
Other current assets	(8,146)	(4,179)
Security deposits	(64,133)	-
Increase (decrease) in
Accounts payable	(479,959)	843,682
Accrued expenses	455,042	37,868

Net cash used in operating activities	(8,253,348)	(2,289,273)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(495,185)	(38,155)
Proceeds from sales of investments	10,275,473	-
Patent filing costs	-	(76,500)
Purchase of investments	(10,142,369)	-

Net cash used in investing activities	(362,081)	(114,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	448,057	2,643,626
Purchase of treasury stock	(74,743)	-
Proceeds from the exercise of warrants, net	573,895	-
Repayments of note payables	(8,524)	(7,954)
Proceeds from issuance of convertible notes payable	11,000,000	-
Debt issuance costs	(660,000)	-
Deferred offering costs	(688,570)	(427,898)

Net cash provided by financing activities	10,590,115	2,207,774

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,974,686	(196,154)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	129,318	325,472

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,104,004	$129,318

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$67,555	$1,635
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Common stock issued as payment of offering costs	$6,927,869	$-
Common stock issued as settlement of legal expenses	$1,204,737	$-
Common stock issued for conversion of convertible notes payable	$4,533,980	$-
Derivative liabilities reclassified as additional paid-in capital upon conversion of convertible notes payable	$1,733,734
Deferred offering costs reclassified as additional paid-in capital upon financing drawdown	$2,394,152	$-
Cashless exercise of stock options	$6,164	$-
Right-of-use assets obtained in exchange for lease obligations	$2,216,753	$-

The accompanying notes are an integral part of these financial statements.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 1 - NATURE OF OPERATIONS

Arrive AI Inc. (the Company) was incorporated on April 30, 2020, in the State of Delaware as Dronedek Corporation. On July 27, 2023, Dronedek Corporation changed its name to Arrive Technology Inc. On September 27, 2024, Arrive Technology Inc. changed its name to Arrive AI Inc. The Company is an early-stage technology company with a focus on designing and implementing a commercially-viable smart mailbox for drone, robotic and human package receiving and storage.

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, the need for additional capital (or financing) to fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, and risks associated with changes in information technology.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act (JOBS Act), enacted on April 5, 2012 and has elected to comply with certain reduced public company reporting requirements.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, including money market accounts held at financial institutions. The Company did not have cash equivalents at December 31, 2025 and 2024.

Concentration of Credit Risk

The Company’s policy is to maintain its cash balances in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) or by the Securities Investor Protection Corporation (the “SIPC”). The Company may periodically have cash balances in financial institutions in excess of FDIC and SIPC insurance limits. For the years ended December 31, 2025 and 2024, the Company had approximately $1,604,004 and $0 of cash in excess of insured limits, respectively.

Management believes that the Company is not exposed to any significant risk concerning its cash balances. To date, the Company has not recognized any losses caused by uninsured balances.

Investments at Fair Value

During the year ended December 31, 2025, the Company invested a portion of its excess cash in exchange-traded equity securities. The Company accounts for these investments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 321, Investments—Equity Securities. Equity securities with readily determinable fair values are measured at fair value at each reporting date, with changes in fair value recognized in the statement of operations as unrealized gains or losses. Realized gains and losses on the sale or disposition of equity securities are also recognized in the statement of operations in the period of sale. The Company classifies the fair value of these securities within Level 1 of the fair value hierarchy established under ASC 820, Fair Value Measurement, as the securities are exchange-traded with quoted prices in active markets. As of December 31, 2025 and 2024, the Company held no equity securities.

During the year ended December 31, 2025, the Company also wrote covered call options against its long equity security positions to generate income from option premiums. Written call options are recognized as liabilities at fair value in accordance with ASC 815, Derivatives and Hedging, and are remeasured at fair value at each reporting date. The Company does not designate these instruments as accounting hedges; accordingly, changes in fair value are recognized in the statement of operations within other income (expense). These instruments are classified within Level 1 of the fair value hierarchy, as they are exchange-traded and valued using quoted market prices in active markets. Premiums received are reflected in the initial fair value of the derivative liability and are subsequently recognized in earnings through changes in fair value over the life of the contract, as the options are traded on recognized national exchanges with quoted prices in active markets. Option premium income received at the time of writing is initially recorded as a liability representing the fair value of the written option and is recognized in earnings upon settlement or expiration of the contract.

During the year ended December 31, 2025, the Company recognized a realized gain of $133,104 related to equity securities and written call option activity, which is included in other income (expense) in the statement of operations. As of December 31, 2025 and 2024, the Company held no equity securities or written call option positions.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2025 AND 2024

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are customer obligations due under normal trade terms, which are typically due upon receipt of the invoice. Credit is extended based on evaluation of a customer’s financial condition and collateral is not required. Accounts receivable are stated as amounts due from customers net of an allowance for credit losses. The Company recognizes an allowance for expected credit losses at each balance sheet date. This estimate is derived from a review of the Company’s historical losses based on the aging of receivables. Receivables with similar risk characteristics are pooled for the estimation of expected credit losses. Management adjusts its historical estimate based on its assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. At each reporting date, the Company updates its estimate of expected credit losses to reflect any changes in credit risk since the receivable was initially recorded.

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in earnings in the year of recovery, in accordance with the entity’s accounting policy. The Company did not record an allowance for credit losses at December 31, 2025 or 2024, as management determined that substantially all outstanding receivables were fully collectible. The Company did not incur material write-offs during the years ended December 31, 2025 and 2024.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset ranging from two to five years. The cost of leasehold improvements is amortized over the lesser of the length of the related leases or the estimated useful lives of the assets.

Maintenance and repairs of property are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations.

Intangible Assets – Patents

The Company capitalizes external costs, such as filing fees, registration documentation, and attorney fees associated with the application and issuance of patents. The Company expenses costs associated with maintaining and defending patents subsequent to issuance in the period incurred. The Company amortizes capitalized patent costs for internally generated patents on a straight-line basis over a range of thirteen to sixteen years or the period in which the goods associated with the patent will be revenue-generating, which represents the estimated useful lives of the patents. The estimated useful lives for internally generated patents are based on the assessment of the following factors: the integrated nature of the patent portfolios being licensed (including the ability of the patent to generate viable goods and revenues), the overall makeup of the patent portfolio over time, and the length of license agreements for such patents. The Company assesses the potential impairment of all capitalized patent costs when events or changes in circumstances indicate that the carrying amount of the Company’s patent portfolio may not be recoverable.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2025 AND 2024

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with ASC 360, Property, Plant, and Equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets are measured by a comparison of the carrying amount of an asset to future cashflows expected to be generated by the asset, undiscounted and without interest or independent appraisals. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.

The Company has three types of long-lived assets: property and equipment, including vehicles, equipment, and leasehold improvements; construction-in-progress (CIP), and intangible patent assets including those acquired by the acquisition of Airbox Technology in 2023. An impairment loss of $10,541 of one Arrive Point unit that was damaged beyond repair prior to being placed into service was recognized in general and administrative expense for the year ended December 31, 2025. No other impairments of long-lived assets were considered necessary as of December 31, 2025 or 2024.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company generates revenue from consulting and implementation services and recurring subscription services for access to the Arrive Point network. The Company identifies performance obligations in its contracts with customers, which generally consist of consulting services, installation services, and subscription services. The transaction price is allocated to each distinct performance obligation based on relative standalone selling prices. Contracts are typically short-term in nature and generally do not include significant variable consideration or financing components.

Consulting and subscription services are recognized over time as the customer simultaneously receives and consumes the benefits of the services in accordance with ASC 606-10-25-27(a). Revenue is recognized using an appropriate measure of progress that reflects the transfer of control to the customer, generally based on time elapsed or services performed.

Installation services are generally recognized at a point in time when control of the service is transferred to the customer, which typically occurs upon completion of installation and customer acceptance, if applicable.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and, when applicable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the balance sheet. The Company may request advances or deposits from customers before revenue is recognized, which results in contract liabilities. These contract liabilities are released as the performance obligations are satisfied. As disclosed in NOTE 3, the Company did not have any contract assets or contract liabilities recorded on the balance sheet as of December 31, 2025 and 2024.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. The Company determines whether an arrangement is a lease at contract inception. The Company classifies leases as operating or finance leases at commencement; however, all of the Company’s leases are currently classified as operating leases. Operating leases are included in “Right-of-use assets – operating leases” and “Operating lease liabilities” in the Company’s balance sheets.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2025 AND 2024

Right-of-use (“ROU”) assets represent the Company’s right to use the underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Lease payments included in the measurement of the lease liability consist of fixed payments and variable payments that depend on an index or rate, as applicable. Variable lease payments that do not depend on an index or rate are expensed as incurred.

The Company uses the rate implicit in the lease when that rate is readily determinable. If the implicit rate is not readily determinable, the Company uses its incremental borrowing rate at the commencement date, which reflects the rate of interest the Company would pay to borrow on a collateralized basis over a similar term in a similar economic environment. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Lease and non-lease components are generally accounted for separately. The Company has elected the short-term lease exemption and does not recognize ROU assets or lease liabilities for leases with an initial term of 12 months or less. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Equity Financing

The Company has entered into equity financing transactions to obtain the funds necessary to continue operations and develop a commercially viable smart mailbox system for drone, robotic and human package receiving and storage. These transactions have included the issuance of common stock and warrants to purchase common stock.

The Company evaluates warrants issued in connection with equity financing transactions under ASC 480, Distinguishing Liabilities from Equity, and, if the warrants are not required to be classified as liabilities under ASC 480, the Company then evaluates them under ASC 815-40, Derivatives and Hedging, to determine whether they are indexed to the Company’s own stock and meet the criteria for equity classification. The Company concluded that the warrants meet the criteria for equity classification and are accounted for as equity instruments.

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

Treasury Stock

In September 2025, the Board of Directors authorized the Company to repurchase shares of common stock. The Company repurchased 19,700 shares for $74,743 during the year ended December 31, 2025. The stock was fully retired as of December 31, 2025, which reduced the number of issued shares of common stock.

Loss per share

The Company follows ASC 260, Earnings per Share, resulting in the presentation of basic and diluted earnings per share. Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during the period. Because the Company reported a net loss for the years ended December 31, 2025 and 2024, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

The following potentially dilutive securities were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive:

	For the Years ended December 31,
	2025	2024
Weighted average common shares outstanding	32,195,123	28,971,543
Effect of dilutive securities – when applicable
Convertible notes payable	3,241,618	-
Warrants	-	729,546
Stock options	77,786	148,951
Restricted stock units	826,722	-
	36,341,249	29,850,040

Comprehensive Loss

The Company follows ASC 220-10, “Reporting Comprehensive Income (Loss).” Comprehensive loss is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net loss. The Company had no items of other comprehensive income (loss) for the years ended December 31, 2025 and 2024. Accordingly, comprehensive loss equals net loss for those periods.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2025 AND 2024

Offering Costs

The Company accounts for offering costs in accordance with ASC 340-10-S99-1, Other Assets and Deferred Costs and SAB Topic 5A, Expenses of Offering. Costs that are directly attributable to proposed or actual equity offerings are capitalized as deferred offering costs until the offering is completed. Deferred offering costs consist of underwriting, legal, accounting, and other expenses. Upon completion of an equity offering, such costs are recorded as a reduction of the related proceeds and reflected as a reduction of additional paid-in capital. If an offering is abandoned, the related deferred offering costs are expensed.

Research and Development

Research and Development (“R&D”) costs are expensed as incurred in accordance with ASC 730, Research and Development. R&D expenses primarily consist of fees paid to third-party consultants and other costs incurred in the development of the Company’s proprietary technology.

For the years ended December 31, 2025 and 2024, the Company recognized R&D expense of $600,510 and $760,036, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $73,896 and $189,026 for the years ended December 31, 2025 and 2024. These costs when incurred are included in sales and marketing expenses.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes model. The fair value of restricted stock units is measured at the market price of the Company’s stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method.

In accordance with Accounting Standards Update (“ASU”) No. 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, the Company accounts for share-based payment transactions for acquiring goods and services from nonemployees in a manner consistent with employee awards. Such awards are measured at the grant-date fair value of the equity instruments issued and recognized as expense when the goods are delivered or services are rendered, unless the awards are subject to vesting conditions, in which case expense is recognized over the requisite service period.

The Company has elected to account for forfeiture of stock-based awards as they occur.

The average fair value of one (1) share of the Company’s common stock was determined to be $13.00 for the period of January 1, 2025 to May 15, 2025 and $12.00 for the year ended December 31, 2024. On May 15, 2025, the Company completed its direct listing, and its common stock began trading on the Nasdaq Stock Exchange. Subsequent to May 15, 2025, the price of the Company’s common stock was determined by the Nasdaq daily closing stock price.

Prior to May 15, 2025, the fair value of common stock was determined using the prior transaction method, which considers actual transactions in the Company’s non-controlling, non-marketable private company equity interests. This method reflects the value of a non-controlling, non-marketable interest; however, management concluded that no additional discount for lack of control or marketability was necessary based on the specific facts and circumstances. As part of this methodology, there are a number of limiting assumptions, however, management believes it appropriately represents the fair market value indication for one (1) share of the Company’s common stock. Prior to May 15, 2025, because the Company’s stock was not publicly traded, expected volatility was estimated based on the historical and implied volatility of comparable publicly traded companies, considering factors such as industry, stage of the life cycle, size, market capitalization, and financial leverage.

Convertible Notes Payable and Derivative Liabilities

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

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2025 AND 2024

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

The host portions of convertible notes payable, excluding the separately recognized bifurcated derivative liabilities, are carried at amortized cost using the effective interest method as disclosed in NOTE 5. The bifurcated derivative liabilities associated with the convertible notes are carried at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy. See NOTE 5 for a full description of the fair value measurement methodology, significant unobservable inputs, and the roll-forward of the derivative liabilities balance.

The vehicle note payable is carried at amortized cost. The estimated fair value of this instrument approximates its carrying value due to the interest rate approximating current market rates for similar collateralized borrowings.

Income Taxes

The Company recognizes current and deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss carryforwards in accordance with ASC 740, Income Taxes. A valuation allowance is established when, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2025 AND 2024

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an interim and annual basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance for the annual reporting period ended December 31, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in NOTE 19.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires the disclosure of a tabular reconciliation for state and local income tax, tax credits, and changes in valuation allowance. The requirements are effective for annual reporting periods beginning after December 15, 2024, and may be applied prospectively or retrospectively. The Company has adopted the additional disclosure requirements under ASU 2023-09. The additional requirements did not have a material impact on the financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, ASC Subtopic Disaggregation of Income Statement Expenses (ASC 220-40): Income Statement-Reporting Comprehensive Income—Expense Disaggregation Disclosures. The amendments require additional disclosure of the nature of expenses included in the income statement. The amendments in this update are effective for public business entities for fiscal years, beginning after December 15, 2026. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient allowing entities to assume that conditions existing at the balance sheet date are expected to remain unchanged over the life of current accounts receivable when estimating expected credit losses. The amendments are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

NOTE 3 – REVENUE

Disaggregated revenue for the year ended December 31, 2025 is as follows (the Company did not recognize revenue during the year ended December 31, 2024):

Year Ended
December 31, 2025
Revenue source
Consulting services	$89,000
Installation services	3,675
Subscription fees	20,575
TOTAL REVENUE	$113,250

Timing of Revenue Recognition
Services transferred over time	$109,575
Services transferred at a point in time	3,675
TOTAL REVENUE	$113,250

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2025 AND 2024

NOTE 4 - LIQUIDITY AND GOING CONCERN

Liquidity

As of December 31, 2025, the Company had cash and cash equivalents of approximately $2.1 million.

As disclosed in Note 20, subsequent to year end, on January 26, 2026, the Company received $9.6 million in net proceeds from a convertible note payable financing transaction with Streeterville Capital, LLC (“Streeterville”), representing $10.0 million in gross proceeds less approximately $0.4 million in banking fees.

As disclosed in Note 10, the Company is party to a convertible note payable financing arrangement with Streeterville (the “Streeterville Facility”), which initially provided a maximum facility of up to $40,000,000 in gross borrowings, subject to the terms and conditions of the agreement. The convertible note payable includes limitations that may restrict additional borrowings, including (i) a limitation on total outstanding indebtedness, (ii) a minimum market capitalization requirement of $100 million, and (iii) a minimum book value of $4 million at the time of a draw. Availability under this facility is subject to the Company’s ability to satisfy these conditions, or the investor’s continued practice of extending funds, despite certain conditions not being met.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In accordance with ASC 205-40, Presentation of Financial Statements — Going Concern, management evaluated whether conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are available to be issued.

The Company has incurred recurring operating losses and negative cash flows from operations since inception and expects to continue to do so as it invests in product development, commercialization, and infrastructure. These conditions, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has developed plans to address these conditions, which include the following:

●	Utilizing existing cash and cash equivalents of approximately $2.1 million as of December 31, 2025;

●	Deploying the $9.6 million in net proceeds received on January 26, 2026 from the issuance of a convertible promissory note to Streeterville Capital, LLC, as further described in NOTE 20; and

●	Potentially drawing additional amounts under the Securities Purchase Agreement with Streeterville, which provides up to an additional $19.0 million in gross borrowings, subject to certain conditions including a limitation on total outstanding indebtedness, a minimum market capitalization of $100 million and a minimum book value of $4 million at the time of each draw. The Company’s ability to access these funds is dependent on satisfying these conditions and on Streeterville’s willingness to continue funding draws.

The Company’s continued existence is dependent on its ability to continue its operating plan and to access remaining funds under the Securities Purchase Agreement (“SPA”) or obtain additional debt or equity financing. There can be no assurance that the Company will be able to access funds under the SPA or obtain additional debt or equity financing. Accordingly, substantial doubt about the Company’s ability to continue as a going concern is not alleviated by management’s plans. These financial statements do not include any adjustment that might result from the Company’s inability to continue as a going concern.

As of April 10, 2026, the Company’s cash, cash equivalents, and short-term investments were approximately $8.2 million.

NOTE 5 - FAIR VALUE MEASUREMENTS

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

The Company measures its bifurcated derivative liabilities associated with its convertible notes at fair value on a recurring basis, see NOTE 10. These instruments are classified within Level 3 of the fair value hierarchy because their valuation relies on significant unobservable inputs, including expected equity volatility, expected term, and debt discount rates.

The following table presents the Company’s financial liabilities measured at fair value on a recurring basis:

Description	Level	December 31, 2025	December 31, 2024
Derivative liabilities	3	$1,460,000	$-

The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term nature.

Derivative Liabilities

In connection with the convertible notes issued under the Securities Purchase Agreement with Streeterville Capital, LLC, as described in NOTE 10, the Company bifurcated the embedded conversion feature from each note and recognized it as a derivative liability under ASC 815. Each derivative liability is initially recognized at fair value on the issuance date of the respective convertible note and is subsequently remeasured at fair value at each reporting date and each conversion date. Changes in fair value are recognized in the statement of operations.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2025 AND 2024

The Company estimates the fair value of each derivative liability using a Monte Carlo simulation model, which simulates a large number of potential stock price paths and computes the expected present value of the conversion payoff under each path.

Valuation Inputs and Basis of Significant Assumptions

The following inputs were used in the Monte Carlo simulation at each instrument inception measurement date:

Input	Derivative 1 (Convertible Note 1)	Derivative 2 (Convertible Note 2)	Derivative 3 (Convertible Note 3)
Assumed instrument term	3.0 years	3.0 years	3.0 years
Stock price	$13.25	$6.78	$3.90
Selected equity volatility	135%	130%	150%
Risk-free rate (continuous compounded, 3-year)	3.91%	3.68%	3.47%
Debt discount rate (3-year)	25.72%	28.69%	27.06%

The following inputs were used in the Monte Carlo simulation to remeasure the derivative liabilities at each reporting date:

Input	6/30/2025	9/30/2025	12/31/2025
Assumed instrument term	3.0 years	3.0 years	3.0 years
Stock price	$11.68	$3.64	$2.63
Selected equity volatility	135%	145%	150%
Risk-free rate (continuous compounded, 3-year)	3.65%	3.58%	3.52%
Debt discount rate (3-year)	28.93%	26.00%	27.10%

The following range of inputs were used in the Monte Carlo simulation to remeasure the derivative liabilities at conversion dates (derivatives with multiple conversions are presented with the range of inputs):

Input	Derivative 1 (Convertible Note 1)	Derivative 2 (Convertible Note 2)	Derivative 3 (Convertible Note 3)
Assumed instrument term	3.0 years	3.0 years	-
Stock price	$3.18-6.78	$3.45	$-
Selected equity volatility	130-155%	145%	-%
Risk-free rate (continuous, 3-year)	3.45-3.68%	3.54%	-%
Debt discount rate (3-year)	25.66-28.69%	25.91%	-%

As described in NOTE 10, the convertible notes have no stated maturity. The Company estimated an expected term of three years based on the timing of expected draws from the SPA, the economic structure of the SPA, the conversion mechanics, and its assessment of expected noteholder conversion behavior. This estimate is reassessed at each remeasurement date.

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

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2025 AND 2024

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

Derivative Liabilities Roll-Forward

The following table provides a reconciliation of the derivative liabilities measured at fair value using Level 3 inputs for the year ended December 31, 2025:

	Convertible Note 1	Convertible Note 2	Convertible Note 3	Total
Balance at January 1, 2025	$—	$—	$—	$—
Derivative liability recognized upon issuance of convertible note payable at fair value	2,250,000	—	—	2,250,000
Change in fair value — period-end remeasurement (June 30, 2025)	(190,000)	—	—	(190,000)
Balance on June 30, 2025	2,060,000	—	—	2,060,000
Derivative liability recognized upon issuance of convertible note payable at fair value	—	1,710,000	—	1,710,000
Reclassification of derivative liabilities upon conversion of convertible notes payable	(1,427,021)	(306,713)	—	(1,733,734)
Change in fair value of derivative liabilities – conversion remeasurement	(424,642)	(650,000)	—	(1,074,642)
Change in fair value — period-end remeasurement (September 30, 2025)	161,663	16,713	—	178,376
Balance on September 30, 2025	370,000	770,000	—	1,140,000
Derivative liability recognized upon issuance of convertible note payable at fair value	—	—	750,000	750,000
Change in fair value — period-end remeasurement (December 31, 2025)	(90,000)	(190,000)	(150,000)	(430,000)
BALANCE AT DECEMBER 31, 2025	$280,000	$580,000	$600,000	$1,460,000

The total net change in fair value of derivative liabilities recognized in the statement of operations for the year ended December 31, 2025 was a gain of $1,516,266, presented within “Change in fair value of derivative liabilities” in the accompanying statement of operations. There was no comparable activity during the year ended December 31, 2024.

Amounts reclassified upon conversion represent the fair value of the pro-rata portion of each derivative liability, remeasured as of the applicable conversion date and derecognized in connection with the settlement of the related converted principal. The change in fair value through the conversion date is included in “Change in fair value of derivative liabilities - conversion remeasurement” in the table above. For a description of the full conversion accounting policy, including the treatment of the host debt component upon conversion, see NOTE 10.

Investments

During the year ended December 31, 2025, the Company held exchange-traded equity securities and written call options that were measured at fair value on a recurring basis and classified within Level 1 of the fair value hierarchy. As of December 31, 2025 and 2024, the Company held no such instruments.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2025 AND 2024

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2025	2024
Vehicles	$94,751	$58,443
Equipment	308,330	50,000
Leasehold improvements	154,375	-
Construction in progress	73,787	38,155
Total property and equipment	631,243	146,598
Less: accumulated depreciation	(116,559)	(51,173)
TOTAL PROPERTY AND EQUIPMENT, NET	$514,684	$95,425

For the years ended December 31, 2025 and 2024, total depreciation expense was $65,385 and $28,303.

NOTE 7 – LEASES

The Company leases office space and ground robots under noncancelable operating lease agreements.

Office Space – Related Party Lease

The office space is leased from an entity owned by the Company’s Chief Executive Officer and principal shareholder and is therefore considered a related-party lease. The lease is an operating lease with an initial term of five years commencing on October 1, 2025. The lease includes an option to renew upon expiration of the initial term; however, renewal periods were not included in the measurement of the right-of-use asset or lease liability because the Company has determined that exercise of the renewal option is not reasonably certain at this time.

Under this lease, the base rent is $44,481 per month for the first twelve months, increasing 3% for each twelve-month period thereafter. The lease is structured as a triple-net arrangement under which the Company also pays taxes, insurance, and common area maintenance charges directly. These triple-net lease (“NNN”) costs are variable in nature and are not included in the measurement of the right-of-use asset or lease liability; they are expensed as incurred. Based on current estimates, NNN costs are approximately $9,885 per month. Total variable lease costs recognized under this arrangement during the year ended December 31, 2025 were approximately $29,655. The estimated all-in monthly occupancy cost is approximately $54,366. This lease arrangement is also disclosed in NOTE 14.

Ground Robot Leases

The Company also leases ground robots used in delivery operations to transport goods between Arrive Point units. These leases have initial terms of two years commencing on July 31, 2025. Lease payments are approximately $4,200 per month. Total lease costs recognized under this arrangement during the year ended December 31, 2025 were approximately $25,200. The lease includes renewal options; however, renewal periods were not included in the measurement of the right-of-use assets or lease liabilities because the Company has determined that exercise of the renewal options is not reasonably certain at this time.

The ground robot leases and the office space lease have been aggregated in the disclosures below as they share similar remaining terms, discount rates, and lease structures. Management has evaluated the leases and concluded that separate presentation is not necessary to provide a meaningful understanding of the Company’s lease obligations.

Right-of-Use Assets and Lease Liabilities

The following summarizes the right-of-use assets and lease liabilities recorded on the Company’s balance sheet as of December 31, 2025:

	December 31,
	2025	2024
Right-of-use assets, net	$2,117,284	$—
Operating lease liabilities – current portion	392,950	—
Operating lease liabilities – long-term portion	1,725,073	—

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2025 AND 2024

Lease Cost

The following is a summary of the lease cost of operating leases recognized in the Company’s statement of operations:

	Years Ended December 31,
	2025	2024
Operating lease cost included in general and administrative expense	$159,382	$-

Supplemental Cash Flow Information

The following is a summary of the supplemental information related to the Company’s operating leases included in the statements of cash flows:

	Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$158,643	$-
Right-of-use assets obtained in exchange for lease obligations	2,216,753	-

Discount Rate and Lease Term

As the Company’s office lease does not provide an implicit interest rate, the Company used its incremental borrowing rate (“IBR”) to discount future lease payments. Because the Company has no directly observable secured borrowing rate, the IBR was estimated using a build-up approach consisting of the applicable U.S. Treasury rate for a borrowing term consistent with the expected lease term as of the lease commencement date, plus a credit risk premium based on prevailing speculative-grade corporate bond spreads, and adjusted to reflect the collateralized nature of the borrowing as contemplated by ASC 842.

The weighted-average remaining lease term and weighted-average discount rate for operating leases at December 31, 2025 were 4.65 years and 10.42%, respectively.

Future Minimum Lease Payments

The future lease payments required under the Company’s leases for the years ending December 31 are as follows:

Future minimum lease payments
2026	$588,174
2027	579,102
2028	570,516
2029	587,634
2030	300,378
Total future lease payments	2,625,804
Less: Amount representing interest	(507,781)
Present value of lease liabilities	2,118,023
Less: current portion	(392,950)
Long-term portion	$1,725,073

Scheduled amounts represent contractual base rent only and exclude variable NNN costs. Variable lease costs associated with the ground robot leases, if any, were not material for the year ended December 31, 2025. Based on current estimates, NNN costs are approximately $9,885 per month and are expensed as incurred.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2025 AND 2024

NOTE 8 - PATENTS, NET

The Company capitalizes external costs, such as filing fees, registration documentation, and attorney fees associated with the application and issuance of patents. Amortization commences when the patent is granted and placed in service and is calculated on a straight-line basis over the remaining legal life of the patent. Costs associated with pending applications are capitalized but not amortized until issuance. Maintenance patent fees are paid to a government patent authority to maintain a granted patent in force. Some countries require the payment of maintenance fees for pending patent applications; these are expensed as incurred. Maintenance fees paid after a patent is granted are expensed, as these are considered ongoing costs to “maintain a patent.”

Patents consist of the following:

	December 31,
	2025	2024
Patents	$274,700	$274,700
Less: accumulated amortization	(2,603)	(1,099)
TOTAL PATENTS	$272,097	$273,601

As of December 31, 2025, eight of the Company’s international patent applications were issued and began being amortized over thirteen to sixteen years. As of December 31, 2024, five international patent applications were issued. During the year ended December 31, 2024, the Company filed applications for thirteen patents for total filing fees of $76,500. The Company did not file for any patents for the year ended December 31, 2025. Patent assets were evaluated for impairment under ASC 360 and no impairment was identified. Amortization expense was $1,504 and $812 for the years ended December 31, 2025 and 2024, respectively. Estimated amortization expense on the existing intangible patent assets for the next five years is $2,066 for 2026, $2,066 for 2027, $2,066 for 2028, $2,066 for 2029, and $2,066 for 2030.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2025 AND 2024

NOTE 9 - DEFERRED OFFERING COSTS

The Company accounts for offering costs in accordance with ASC 340-10-S99-1, Other Assets and Deferred Costs and SAB Topic 5A, Expenses of Offering. Costs that are directly attributable to proposed or actual equity offerings are capitalized as deferred offering costs until the offering is completed. Deferred offering costs consist of underwriting, legal, accounting, and other expenses. Upon completion of an equity offering, including all pre-paid advances under the Securities Purchase Agreement discussed in NOTE 10, such costs are recorded as a reduction of the related proceeds and reflected as a reduction of additional paid-in capital. The deferred offering costs related to the SPA are recorded pro rata based on the pre-paid advance compared to the maximum facility.

During the year ended December 31, 2025, the Company raised gross proceeds of $12,277,007, consisting of $11,890,000 under pre-paid purchase agreements pursuant to the public offering and $387,007 through a crowdfunding offering.

The following summarizes the deferred offering balances as of December 31, 2025 and 2024 and changes during the years then ending:

	2025	2024
Beginning balance	$427,898	$-
Costs related to public offering	7,616,439	427,898
Costs related to crowdfunding	91,543	229,994
Reclassification to additional paid-in capital	(2,485,695)	(229,994)
OUTSTANDING BALANCE	$5,650,185	$427,898

The Company’s public offering registration statement was declared effective, and the stock began trading on May 15, 2025. At December 31, 2024, the Company had deferred offering costs of $427,898 consisting of filing and legal costs related to the transaction. On January 2, 2025, the Company issued 532,913 shares of common stock in exchange for investment banking advisory services with a fair value of $6,927,869, which was recorded as deferred offering costs. In May 2025, the Company recorded an additional $688,570 for filing and legal fees related to the transaction. Of the deferred offering costs incurred, $2,394,152 was recorded as a reduction of proceeds associated with the pre-paid purchase agreements.

Deferred offering costs associated with the crowdfunding offering of $91,543 and $229,994 were capitalized and immediately reclassified to additional paid-in capital upon completion of the crowdfunding offerings during the year ended December 31, 2025 and 2024, respectively.

The remaining deferred offering costs will be recorded as a reduction of additional paid-in capital upon completion of the related pre-paid advances under the Securities Purchase Agreement discussed in NOTE 10.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

Overview of the Purchase Agreement

On March 21, 2025, the Company entered into a Securities Purchase Agreement with Streeterville Capital, LLC (“Streeterville”). The SPA closed on May 15, 2025, upon satisfaction of all condition precedents. The SPA provides for a maximum facility of $40,000,000, under which three draws were completed during 2025, resulting in aggregate cash proceeds of $11,000,000 and the issuance of convertible notes with an aggregate face amount of $11,890,000. As of December 31, 2025, the remaining undrawn capacity under the facility is $29,000,000; however, any future draws remain subject to the satisfaction of conditions precedent set forth in the SPA, and no assurance can be given that additional draws will be made.

The convertible notes issued under the SPA bear interest at a rate of 8% per annum and have no stated maturity date. In the event of a default under the SPA, the Company will be required to make monthly cash payments until the default is cured or the notes are repaid in full.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2025 AND 2024

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

Note Issuance Summary

The three convertible notes issued in 2025 were bifurcated as follows. The initial host carrying value for each note represents the cash proceeds received, reduced by (i) the original issue discount (“OID”) of approximately 8% of the principal proceeds, (ii) the fair value of the bifurcated derivative liabilities at issuance, (iii) the portion of debt issuance costs of 6% that are allocated to the host debt instrument, as described below, and (iv) the fair value of 62,500 shares of common stock issued by the company as a commitment fee.

In connection with the issuance of the notes, the Company incurred debt issuance costs equal to 6% of cash proceeds received, totaling $660,000 ($240,000 for Convertible Note 1, $240,000 for Convertible Note 2, and $180,000 for Convertible Note 3). In accordance with ASC 835.30 and ASC 815, the Company allocates debt issuance costs between the host debt instrument and the bifurcated derivative liability based on their relative fair values at the date of issuance. Specifically, the fair value of the bifurcated derivative liability as a percentage of total proceeds was used to determine the portion of issuance costs attributable to the derivative component. Accordingly, $311,613 of the total $660,000 in issuance costs was allocated to the derivative components and expensed immediately within the statement of operations, as such costs cannot be deferred against a liability measured at fair value through earnings under ASC 815-15. The remaining $348,387 was recorded as a contra-liability (direct reduction of the carrying value of the host debt instrument) and is being amortized to interest expense using the effective interest method over the estimated expected term of three years, consistent with the accretion of the OID and derivative discounts described below. The resulting discount is accreted to par using the effective interest method over the estimated term of each note.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2025 AND 2024

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

	Convertible Note 1	Convertible Note 2	Convertible Note 3	Total
Issuance date	May 15, 2025	Aug 11, 2025	Dec 3, 2025
Face amount	$4,330,000	$4,320,000	$3,240,000	$11,890,000
Original issue discount	(330,000)	(320,000)	(240,000)	(890,000)
Cash proceeds	4,000,000	4,000,000	3,000,000	11,000,000
Debt issuance costs (contra-liability)	(75,987)	(137,400)	(135,000)	(348,387)
Derivative discount (initial fair value of bifurcated derivatives)	(2,250,000)	(1,710,000)	(750,000)	(4,710,000)
Commitment shares (discount)	(828,125)	-	-	(828,125)
INITIAL HOST CARRYING VALUE	$845,888	$2,152,600	$2,115,000	$5,113,488

Host Convertible Note Roll-Forward

The following table sets forth the activity in the carrying value of the host portion of the convertible notes for the year ended December 31, 2025. Discount accretion is computed using the EIM applied to the initial carrying value of each note over its estimated three-year expected term. Upon conversion, the face amount converted and the pro-rata unamortized discount and issuance costs attributable to the converted portion are removed from the carrying value.

	Convertible Note 1	Convertible Note 2	Convertible Note 3	Total
Balance at January 1, 2025	$—	$—	$—	$—
Note issuance — initial host carrying value	845,888	2,152,600	2,115,000	5,113,488
EIM accretion of debt discount and issuance costs	137,437	109,733	22,908	270,078
Conversions — face amount	(2,875,000)	(1,250,000)	—	(4,125,000)
Conversions — issuance costs	2,211,763	587,384	—	2,799,147
Conversions — unamortized discount	47,187	39,757	—	86,944
HOST CARRYING VALUE AT DECEMBER 31, 2025	$367,275	$1,639,474	$2,137,908	$4,144,657

Conversion Accounting

See NOTE 2, Convertible Notes Payable and Derivative Liabilities for details on accounting for the conversion of convertible notes payable.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2025 AND 2024

For a summary of derivative liability activity during 2025, including amounts derecognized upon conversion, refer to NOTE 5.

Other income and expenses related to convertible notes

Other income and expenses related to the convertible notes recognized during the year ended December 31, 2025 consisted of the following, presented in the income statement line items indicated:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Stated interest at 8% per annum	$282,930	$—
Accretion of debt discount	249,530	—
Accretion of debt issuance costs	20,548	—
Loss on conversion of convertible notes payable	1,561,338	—

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

NOTE 11 - NOTE PAYABLE

Note payable consists of the following:

	December 31,
	2025	2024
Vehicle note payable for $40,248 with monthly installment payments of $799, including interest at 6.99% per annum. The loan is collateralized by the respective vehicle and is due in February 2027.	$10,558	$19,082
Less current portion	(9,140)	(8,524)
LONG-TERM PORTION	$1,418	$10,558

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2025 AND 2024

At December 31, 2025 aggregate future principal payments on the note payable are as follows:

2026	$9,140
2027	1,418
TOTAL	$10,558

Interest expense related to this note payable for the years ended December 31, 2025 and 2024, was $1,064 and $1,635, respectively.

NOTE 12 - INCOME TAXES

The Company recorded no current or deferred income tax benefit for the years ended December 31, 2025 and 2024, primarily due to losses and a full valuation allowance on deferred tax assets.

The income tax benefit consists of the following:

	Years Ended December 31,
	2025	2024
Current Provision	$—	$—
Deferred:
Federal	2,430,664	1,071,110
State	306,523	162,039
Total deferred provision	2,737,187	1,233,149
Change in valuation allowance	(2,737,187)	(1,233,149)
INCOME TAX BENEFIT, NET	$—	$—

As presented above, no benefit (provision) for income taxes has been recognized for the years ended December 31, 2025 and 2024.

Enhanced Disclosures (ASU 2023-09 – 2025)

The Company adopted ASU 2023-09 on January 1, 2025, on a prospective basis. Accordingly, the enhanced income tax disclosures required under the ASU are presented only for the year ended December 31, 2025. Prior period amounts have not been recast and are therefore not comparable.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows. In accordance with ASU 2023-09, reconciling items greater than 5% of the statutory tax rate are presented separately. Amounts below this threshold are aggregated within “Other.” The 2025 reconciliation below is not presented on a comparable basis with prior periods due to the adoption of ASU 2023-09.

	2025 (in dollars)	2025(%)
Statutory federal income tax rate	$(2,693,540)	21.0%
State taxes, net of federal income tax effect	(428,716)	3.3%
Other	11,521	(0.1)%
Equity-settled debt loss (non-deductible)	373,549	(2.9)%
Change in valuation allowance	2,737,186	(21.3)%
INCOME TAX BENEFIT, NET	$—	0.0%

There were no federal, state, or foreign income taxes paid in the year ended December 31, 2025.

Legacy Disclosures (ASC 740 – 2024)

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax net loss compared to the income tax benefit in the statement of operations as of December 31, 2024.

	2024 (in dollars)	2024(%)
Statutory federal income tax rate	$(952,951)	21.0%
State taxes, net of federal income tax effect	(179,960)	3.9%
Other	—	—%
Change in valuation allowance	1,132,912	(24.9)%
INCOME TAX BENEFIT, NET	$—	0.0%

There were no federal, state, or foreign income taxes paid in the year ended December 31, 2024.

The net deferred tax amounts in the accompanying balance sheets include the following components:

	December 31,
	2025	2024
Net operating loss carryforward	$3,936,612	$1,814,039
Stock-based compensation	1,264,753	769,563
Property and equipment	349,976	406,695
Intangible assets	302,923	460,517
R&D credits	168,322	75,571
Other	664,959	423,973
Total deferred tax assets	6,687,545	3,950,358
Less: valuation allowance	(6,687,545)	(3,950,358)
TOTAL DEFERRED TAX ASSETS, NET	$-	$-

The tax benefit from state net operating loss carryforwards of $670,036 begin to expire in 2040. The tax benefit from state research and development credits of $186,134 begin to expire in 2031. The federal net operating loss carryforwards never expire.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2025 AND 2024

The change in the valuation allowance was the following at December 31:

	2025	2024
Beginning balance, January 1	$3,950,358	$2,717,209
Change in valuation allowance	2,737,187	1,233,149
VALUATION ALLOWANCE	$6,687,545	$3,950,358

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating losses and temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to the future realization of the deferred tax assets and has therefore established a valuation allowance.

As of December 31, 2025, the Company had operating loss carry forwards of approximately $15,555,122, which are allowed for an indefinite carryforward period but may be subject to limitations. This amount can be used to offset future taxable income of the Company.

The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

The Company follows the guidance under ASC 740, Income Taxes, for the recognition and measurement of uncertain tax positions. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. The Company’s application of the uncertain tax position guidance under ASC 740 did not result in any adjustments to the financial statements.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2025, the Company had no unrecognized tax benefits and no charge during 2025, and accordingly, the Company did not recognize any interest or penalties during 2025 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2025.

The Company files U.S. income tax returns and Indiana state income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ended on December 31, 2022 and thereafter are subject to examination by the relevant taxing authorities.

NOTE 13 - RESEARCH AND DEVELOPMENT TAX CREDITS

The Company qualifies as a small business under Internal Revenue Code Section 41(h) and has elected to apply a portion of its federal research and development (R&D) credit against the employer portion of Social Security payroll taxes, in accordance with IRS Form 6765.

As of December 31, 2025 and 2024, the Company had $226,010 and $206,174 of unused payroll tax credits, respectively. These credits are being applied as an offset to the Company’s payroll tax liability and are recognized as a reduction of payroll tax expense in the period the benefit is realized. These begin to expire in 2031.

NOTE 14 - RELATED-PARTY TRANSACTIONS

On May 26, 2020, the Company entered into an initial three-year agreement with the Company’s Chief Executive Officer, Daniel O’Toole, for the use of a patent. Beginning June 1, 2020, the Company began paying Mr. O’Toole a monthly license fee of $10,000. Once revenue from sales, rentals, and leases begins, the Company is required to pay $25.00 per unit sold. If the Company does not sell 400 units per month (or $10,000), the original fixed $10,000 is paid. Accordingly, for the years ended December 31, 2025 and 2024, the Company recorded licensing fee costs in the amount of $120,000 each period, respectively.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2025 AND 2024

On March 10, 2025, the Company entered into the second amendment to the Exclusive Patent License Agreement of May 26, 2020. The Second Amendment extends the license to perpetuity, covering the full term and life of the patents, and provides for cure provisions in the event of default. The Second Amendment also removes prior restrictions on the Company’s use, sale, or commercialization of the technology after termination, permitting the sale of remaining inventory for up to 90 days post-termination, provided all required reports and payments are made under the Agreement.

Effective October 1, 2025, the Company entered into a noncancelable lease for an office space with an entity owned by the Company’s Chief Executive Officer and principal shareholder. The lease terms are described in NOTE 7 and were evaluated for reasonableness using prevailing market rates for similar properties.

The Company leased a warehouse from an entity owned by the Company’s Chief Executive Officer and principal shareholder on a month-to-month basis at a rate of $2,250 per month. This lease was terminated on October 5, 2025.

NOTE 15 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

During the year ended December 31, 2025, the Company issued in the aggregate 5,112,182 shares of common stock as follows:

●	11,692 shares to accredited investors in exchange for aggregate cash proceeds of $152,000 at an average share price of $13.00 per share. Of these shares, 7,692 were issued with warrants and classified as equity, as further disclosed in Note 16.
●	2,937,500 shares to an accredited investor in exchange for cash proceeds of $588. The shares were issued at par value, pursuant to the securities purchase agreement, dated March 21, 2025, by and between the Company and Streeterville Capital, LLC as described in Note 10.
●	120,820 shares upon the exercise of warrants for aggregate cash proceeds of $573,895.
●	25,693 shares issued through a crowdfunding campaign to other investors in exchange for net cash proceeds of $295,469, at an average net proceeds per share of $11.50 after platform fees.
●	84,874 shares issued to employees and consultants in exchange for services. The shares were recognized as compensation expense immediately and were fair valued at $13.00 per share, for a total fair value of $1,103,362. The fair value was determined based on the price per stock issued to investors for cash during the period January 1, 2025 to May 15, 2025.
●	35,389 shares to employees and consultants pursuant to stock awards. The shares were recognized as stock-based compensation expense immediately with a fair value totaling $296,102, based on the Company’s closing stock price on the grant date.
●	62,500 shares to an Streeterville Capital, LLC as commitment shares pursuant to pre-paid purchase 1 under the SPA agreement. The shares were issued at fair value of $828,125.
●	773 shares upon the cashless exercise of vested options under the 2023 Equity Incentive Plan. The shares had an aggregate fair value of $6,164, determined based on the Company’s closing stock price on the exercise date.
●	532,913 shares issued to a consultant via stock awards, recognized as deferred offering costs, fair valued at $13.00 per share, for a total of $6,927,869, based on the price per stock issued to investors for cash.
●	92,673 shares issued to settle an outstanding payable in the amount of $1,204,737 with a consultant for legal expenses incurred in prior periods, fair valued at $13.00 per share, for a total of $1,204,737. There was no gain or loss associated with settlement in shares.
●	1,207,355 shares issued, with a fair value of $4,533,980, as a conversion of convertible notes payable, as described in Note 10.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2025 AND 2024

During the year ended December 31, 2024, the Company issued in the aggregate 276,626 shares of common stock as follows:

●	68,743 shares, of which 41,119 shares are inclusive of warrants issued and deemed as equity to accredited investors in exchange for cash of $825,000 at an average of $12.00 per share.
●	174,680 shares issued through a crowdfunding campaign to other investors in exchange for net cash of $1,818,626, at an average of $10.41 per share.
●	32,839 shares issued to employees or consultants via stock awards, recognized as compensation expense, fair valued at an average of $12.50 per share for a total of $410,632, based on the price per stock issued to investors for cash.

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

The following sets forth the Company’s share repurchases for the year ended December 31, 2025:

Total number of shares repurchased	19,700
Amount repurchased	$74,743
Average price per share	$3.79

Share repurchases for the year ended December 31, 2025 were made on the open market subject to regulatory constraints. As of December 31, 2025, the Company had approximately $9,925,000 available for repurchase remaining under the repurchase program.

During the year ended December 31, 2025, the Company retired 19,700 treasury shares acquired at a cost of $74,743. The impact of the retirement of treasury shares was a reduction to common stock and additional paid-in capital of $4 and $74,739, respectively.

NOTE 16 - WARRANTS

The following table summarizes the warrants outstanding as of December 31, 2025 and 2024 and changes during the years ending on these dates:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

OUTSTANDING, DECEMBER 31, 2023	163,215	$9.52	$4.16	0.53	$254,615
Granted	64,334	11.49	6.30	0.59	78,341

OUTSTANDING, DECEMBER 31, 2024	227,549	$10.08	$4.76	0.97	$598,996
Granted	7,692	11.00	8.55	3.19	-
Exercised	(120,820)	9.52	3.87	-	-
Cancelled/Expired	(6,680)	9.52	3.90	-	-
OUTSTANDING, DECEMBER 31, 2025	107,741	$10.80	$6.09	1.02	$-
EXERCISABLE, DECEMBER 31, 2025	107,741	$10.80	$6.09	1.02	$-

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2025 AND 2024

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $2.63 for the Company’s common shares at December 31, 2025 and the estimated share price of $12.71 for the Company’s common shares at December 31, 2024.

The following table sets forth the assumptions used to estimate the fair value of the warrants for the year ended December 31:

	2025	2024
Expected term	3.95 years	1.5 – 3.7 years
Expected volatility	95.00%	95.00%
Risk-free interest rate	3.90%	3.60% – 4.50%
Expected dividend yield	0.0%	0.0%
Fair value on the date of grant	$8.55	$1.44 – $1.87

NOTE 17 - STOCK-BASED COMPENSATION

The Company created the 2023 Equity Incentive Plan (the “Plan”) on April 27, 2023, under which stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other stock-based awards became available for issuance not to exceed 1,500,000. On November 6, 2025, the Board of Directors resolved to increase the share pool under the Plan to 7,000,000 shares. The Plan is designed to attract, retain, and motivate key employees. Currently, the fair value is recognized as an expense over the vesting period of the award. Options are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant, vest over a four-year period, and expire after five or ten years. There are certain situations that may accelerate the vesting or termination of all outstanding options, such as a change in control. Vesting of RSUs awarded to employees may be time- or performance-based. As of December 31, 2025, 4,660,840 shares were available for grant under the Plan. The compensation expense related to stock-based awards is included in general and administrative expenses with a corresponding increase to additional paid-in capital.

The following table summarizes the share options outstanding as of December 31, 2025 and 2024 and activity during the years ending on these dates:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
OUTSTANDING, DECEMBER 31, 2023	569,331	$0.80	$10.80	6.66	$5,852,440
Granted	45,565	0.76	11.80	-	-
Exercised	-	-	-
Canceled/Expired	(192)	0.76	10.30	-	-
OUTSTANDING, DECEMBER 31, 2024	614,704	$0.80	$10.88	5.89	$7,322,656
Granted	-	-	-	-	-
Exercised	(1,251)	0.76	10.30
Canceled/Expired	(4,135)	0.76	11.69	-	-
OUTSTANDING, DECEMBER 31, 2025	609,318	$0.80	$10.87	4.90	$1,116,368
EXERCISABLE, DECEMBER 31, 2025	247,991	$0.80	$10.86	6.92	$453,656

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2025 AND 2024

The following table summarizes the nonvested share options for the year ended December 31, 2025 and 2024 and activity during the years ending on these dates:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
OUTSTANDING, DECEMBER 31, 2023	494,105	$0.80	$10.80	6.38	$5,080,434
Granted	45,565	0.76	11.80	-	-
Vested	(86,665)	0.79	10.89	-	-
Canceled/Expired	(130)	0.76	10.30	-	-
OUTSTANDING, DECEMBER 31, 2024	452,875	$0.80	$10.89	5.21	$5,397,813
Granted	-	-	-	-	-
Vested	(88,266)	0.79	10.29	-	-
Canceled/Expired	(3,282)	0.76	11.72	-	-
OUTSTANDING, DECEMBER 31, 2025	361,327	$0.80	$10.99	3.54	$662,712

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying shares and the closing stock price of $2.63 for the Company’s common shares on December 31, 2025 and the estimated share price of $12.71 for the Company’s common shares at December 31, 2024.

There were no options granted during the year ended December 31, 2025. As of December 31, 2025, there was $3,889,706 unrecognized compensation expense related to nonvested stock options to be recognized through June 30, 2028. Total compensation expense related to stock options during the years ended December 31, 2025 and 2024 was $1,001,613 and $978,234, respectively. During the year ended December 31, 2025 there were 1,251 options exercised in a cashless exchange for 773 shares.

The assumptions used to calculate the fair value of options granted during the year ended December 31, 2024 are as follows:

Weighted-average volatility	95.00%
Risk-free rate	3.81%
Dividend yield	0.00%
Expected term years	10

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2025 AND 2024

The following table summarizes the restricted stock units (“RSUs”) outstanding as of December 31, 2025 and activity during the year ended this date:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
OUTSTANDING, DECEMBER 31, 2024	-	$-
Granted	1,693,202	3.07
OUTSTANDING, DECEMBER 31, 2025	1,693,202	$3.07

During the year ended December 31, 2025, RSUs of 1,693,202 shares were issued under the plan to employees with a total fair value of $5,204,697, based on grant date fair value. Of those shares, 1,199,594 vest and are expensed on a straight line basis over a period of three months to four years. There were no shares vested, forfeited, cancelled, or modified during the year ended December 31, 2025. Total compensation expense related to time-based RSUs during the year ended December 31, 2025 was $59,586.

The remaining 493,608 shares vest over terms up to 4 years upon the satisfaction of certain operational goals specified in the underlying agreements. Compensation expense for these performance-based restricted stock units is recognized in accordance with ASC 718 over the requisite service period, when achievement of the performance condition is considered probable. The Company reassesses the probability of achieving such performance conditions at each reporting period and adjusts compensation expense accordingly. To the extent applicable, compensation cost is recognized using an accelerated attribution method for awards with graded vesting features. Total compensation expense related to performance-based RSUs during the year ended December 31, 2025 was $36,830.

As of December 31, 2025, there was $5,108,281 unrecognized compensation expense related to nonvested RSUs to be recognized through December 31, 2029.

Fully vested restricted stock awards of 35,389 shares were issued under the Plan to employees during the year ended December 31, 2025 with a fair value of $296,102 and was recorded as compensation expense.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company accounts for loss contingencies in accordance with ASC 450-20, Contingencies — Loss Contingencies. A liability is accrued when a loss is probable and the amount can be reasonably estimated. When a loss is reasonably possible but not probable, or when a probable loss cannot be reasonably estimated, the Company discloses the nature of the contingency and, where determinable, an estimate of the possible loss or range of loss.

From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims. In the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. Legal fees are expensed as incurred.

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

On March 15, 2023, the Company was named as a defendant in CAUSE NO. 29 D05-2303-PL-002478, originally filed in Hamilton County, Indiana and subsequently moved to Marion County as CAUSE NO. 49 D02-2305-PL-020604. This is an employment action alleging breach of employment agreement; breach of stock purchase agreement; breach of fiduciary duties and non-payment of salary, bonuses, and benefits. Although the settlement demand includes unpaid salary and stock awards of approximately $29 million, the Company does not believe a loss is probable, and the Company is unable to estimate a reasonably possible loss, or range of loss, at this time. No motions are pending, and depositions are scheduled. No accrual has been recorded as of December 31, 2025.

On September 9, 2025, John Doan and Jami Town named the Company as a defendant in Case No. 3:2025cv00721, pending in U.S. District Court for the Eastern District of Virginia. Doan and Town claim the Company is in breach of contract for loans made to AirBox. The loans were extended to AirBox before the Company purchased its assets in 2023. The Company explicitly acquired only the assets of AirBox and therefore does not believe it is liable for any of its previous liabilities. The Plaintiff’s alleged damages and fees total $45,082. The Company has filed for removal from the claim. The plaintiffs have filed to have the case remanded to Virginia state court, where it was originally filed on August 13, 2025. Since this matter is still in its initial stages, the Company is unable to predict the outcome at this time. No accrual has been recorded as of December 31, 2025.

On October 2, 2025, the Company was the plaintiff in a lawsuit Case No. 1:2025cv02026 filed in federal court in the Southern District of Indiana for misappropriation of US federal and Indiana trade secrets. The defendants are former consultants, Myron Wright, an individual, and Wright Flyer Consulting Group Inc., a Kentucky corporation. The Company is seeking compensatory and punitive damages, attorney fees and costs as well as permanent injunctive relief against the defendants requiring the immediate cessation of all transactions utilizing the Company’s Trade Secrets and return of materials constituting the Trade Secrets. Taft, Stettinius & Hollister, LLP is representing the Company in the matter. Settlement negotiations are scheduled, and because the Company is the plaintiff in this matter, no loss contingency has been recorded.

ARRIVE AI INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2025 AND 2024

NOTE 19 - SEGMENT REPORTING

The Company determines its operating segments in accordance with ASC 280, Segment Reporting, based on the information reviewed by the Chief Operating Decision Maker (“CODM”) for purposes of allocating resources and assessing performance. The Company operates as a single reportable segment, as the CODM, the Chief Executive Officer (“CEO”), evaluates the business as a whole and does not receive discrete financial information for multiple business units. The CODM assesses the Company’s financial performance based on net loss, as presented in the statements of operations, and uses net loss to evaluate operating results and make resource allocation decisions.

The Company has determined that there are no significant segment expense categories or other segment items that are regularly provided to the CODM and included in the measure of segment profit or loss.

Entity-Wide Disclosures

●	Geographic Revenue Information: For the year ended December 31, 2025, 100% of the Company’s revenue was generated in the United States. The Company did not generate revenue during the year ended December 31, 2024.

●	Major Customers: The Company has one customer, Hancock Health, that accounted for more than 90% of total revenue.

●	Geographic Asset Information: Substantially all of the Company’s assets are located in the United States.

NOTE 20 - SUBSEQUENT EVENTS

On January 26, 2026, the Company issued a convertible promissory note with a face amount of $10,800,000, with a $10,000,000 initial purchase price and an $800,000 original issue discount, to Streeterville pursuant to the Purchase Agreement described in NOTE 10.

On January 26, 2026, Streeterville converted $5,000,000 of principal under the note into 2,221,136 shares of common stock. On February 18, 2026, $300,000 of principal was converted into 297,855 shares of common stock; on March 3, 2026, $275,000 of principal was converted into 287,656 shares; on March 18, 2026, $450,000 of principal was converted into 522,830 shares; and on April 9, 2026, $5,319,001 of principal was converted into 10,000,000 shares. In aggregate, $11,344,001 of principal has been converted into 13,329,477 shares of common stock subsequent to December 31, 2025.

Each conversion requires remeasurement of the pro-rata portion of the bifurcated derivative liability to fair value as of the applicable conversion date, with the resulting change in fair value recognized in earnings, and derecognition of both the host carrying value and derivative fair value attributable to the converted principal. The fair value of the bifurcated derivative at each post-balance sheet conversion date has not been determined as of the date these financial statements were issued.

On February 3, 2026, the Company issued 118,343 shares of common stock to a vendor in exchange for consulting and media services with fair value of $200,000, based on the share price on the date of issuance.

On February 5, 2026, the Company entered into a Loan Agreement pursuant to which it agreed to provide a bridge loan of up to $400,000 in aggregate principal to a third-party borrower. The loan is secured by a first-priority security interest in all assets of the borrower. The loan is structured as a 24-month term loan bearing interest at 40% per annum, compounded monthly, and no prepayment penalty. Currently the company has extended $200,000.

On March 31, 2026, the Company received a notification letter (the “Notification Letter on MVPHS”) from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company is not in compliance with the minimum Market Value of Publicly Held Shares (the “MVPHS”) set forth in Nasdaq Listing Rule 5450(b)(2)(C) for continued listing on Nasdaq, which requires a minimum MVPHS of $15,000,000 (the “MVPHS Requirement”), since the Company failed to meet the MVPHS Requirement for a period of 30 consecutive business days from February 11, 2026 to March 31, 2026. The Notification Letter on MVPHS has no immediate effect on the listing or trading of the common stock, par value $0.0002 per share, of the Company (“Common Stock”) on Nasdaq and, as of March 31, 2026, the Common Stock will continue to trade on Nasdaq under the symbol “ARAI.”

The Notification Letter on MVPHS provides that pursuant to Nasdaq Listing Rule 5810(c)(3)(D), the Company has 180 calendar days, or until September 28, 2026, to regain compliance with Nasdaq Listing Rule 5450(b)(2)(C). To regain compliance, the minimum MVPHS must be at least $15,000,000 or more for a minimum of 10 consecutive business days prior to September 28, 2026. If the Company does not regain compliance by September 28, 2026, the Company will receive written notification from Nasdaq that its securities are subject to delisting. Alternatively, the Company may consider applying for a transfer to The Nasdaq Capital Market (the “Capital Market”). In order to transfer, the Company must submit an on-line transfer application, and meet the Capital Market’s continued listing requirements.

Additionally, on March 31, 2026, the Company received a separate notification letter (the “Notification Letter on MVLS”) from Nasdaq, indicating that the Company was no longer in compliance with the minimum Market Value of Listed Securities (“MVLS”) of $50,000,000 required for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”) since the Company failed to meet the MVLS Requirement for a period of 30 consecutive business days from February 10, 2026 to March 30, 2026. The Notification Letter on MVLS has no immediate effect on the listing or trading of the Common Stock on Nasdaq and, as of March 31, 2026, the Common Stock will continue to trade on Nasdaq under the symbol “ARAI.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has a period of 180 calendar days, or until September 28, 2026, to regain compliance with the MVLS Requirement. To regain compliance, the Company’s MVLS must close at $50,000,000 or more for a minimum of 10 consecutive business days prior to September 28, 2026. If the Company does not regain compliance by September 28, 2026, the Company will receive written notification from Nasdaq that its securities are subject to delisting. Alternatively, the Company may consider applying for a transfer to the Capital Market. In order to transfer, the Company must submit an on-line transfer application, and meet the Capital Market’s continued listing requirements.

The Company intends to monitor the MVPHS Requirement and MVLS Requirement of its Common Stock and will consider implementing available options to regain compliance with the MVPHS Requirement and MVLS Requirement under the Nasdaq Listing Rules.

On March 31, 2026, the Company issued 70,184 shares of common stock, net of taxes, upon the vesting of 102,492 restricted stock units to three officers, at a fair value of $56,147.

On March 31, 2026, the Company’s tenth U.S. patent was issued. Patent number 12,591,840 is for multi-users such as offices and retirement villages.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRIVE AI INC.

Dated: April 15, 2026	By:	/s/ Daniel S. O’Toole
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the date indicated.

Signature	Title	Date

	Chief Executive Officer, and Chairman of the Board of Directors	April 15, 2026
/s/ Daniel S, O’Toole	(Principal Executive Officer)
Daniel S. O’Toole
	Chief Financial Officer	April 15, 2026
/s/ Todd Pepmeier	(Principal Financial and Accounting Officer)
Todd Pepmeier

/s/ Mark Hamm	Chief Operating Officer and Director	April 15, 2026
Mark Hamm

/s/ Neerav Shah	Chief Strategy Officer and Director	April 15, 2026
Neerav Shah

/s/ John Ritcheson	Chief Legal Officer and Director	April 15, 2026
John Ritchison

/s/ John Gallina	Director	April 15, 2026
John Gallina

/s/ Laurie A. Tucker	Director	April 15, 2026
Laurie A. Tucker

/s/ Kevin McAdams	Director	April 15, 2026
Kevin McAdams

63