Form 10-Q
period 2026-03-31
Arrive AI Inc.
filed 2026-05-15
CIK 1818274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares of the registrant’s common stock, par value $0.0002 per share, outstanding as of May 15, 2026, was 51,859,347.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends impacting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

●	our ability to protect and enforce our intellectual property protection and the scope and duration of such protection;
●	our reliance on third parties, including suppliers, delivery platforms, brand sponsors, software providers and service providers;
●	our ability to commercialize our products at a large scale;
●	the competitive industry in which we operate, which is subject to rapid technological change;
●	our ability to access the full funds under the existing convertible note payable facility;
●	our ability to raise additional capital to develop our technology and scale our operations;
●	developments and projections relating to our competitors and our industry;
●	our ability to adequately control the costs associated with our operations;
●	the impact of current and future laws and regulations, especially those related to autonomous delivery;
●	potential cybersecurity risks to our operational systems, infrastructure, and integrated software by us or third-party vendors; and
●	other risks and uncertainties, including those listed in our Annual Report on Form 10-K for the year ended December 31, 2025, including the factors described in the section entitled “Item 1A – Risk Factors.”

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, the forward-looking statements in this Quarterly Report on Form 10-Q should not be regarded as representations that the results or conditions described in such statements will occur or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ARRIVE AI INC.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,667,553	$2,104,004
Investments at fair value	2,802,060	-
Accounts receivable, net of allowance	-	4,975
Prepaid expenses	280,102	189,878
Other current assets	12,325	12,325

Total current assets	8,762,040	2,311,182

OTHER ASSETS
Property and equipment, net	679,333	514,684
Right of use assets - operating leases	2,023,420	2,117,284
Patents, net of accumulated amortization of $3,120 and $2,603	271,580	272,097
Deferred offering costs	3,475,514	5,650,185
Other assets	279,187	65,633

Total other assets	6,729,034	8,619,883

TOTAL ASSETS	$15,491,074	$10,931,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$227,909	$183,993
Accrued expenses	1,490,720	538,234
Operating lease liability	408,345	392,950
Derivative liabilities	1,440,000	1,460,000
Convertible note payable, net of discount and debt issuance costs of $4,507,852 and $350,794, and $3,379,447 and $240,896, respectively	7,681,354	4,144,657
Note payable	8,336	9,140

Total current liabilities	11,256,664	6,728,974

LONG TERM LIABILITIES
Operating lease liability	1,616,553	1,725,073
Note payables, net of current portion	-	1,418

Total long term liabilities	1,616,553	1,726,491

Total liabilities	12,873,217	8,455,465

Commitments and Contingencies (See Note 16)

STOCKHOLDERS’ EQUITY
Common stock, $0.0002 par value, 200,000,000 authorized, 37,731,391 and 34,213,387 issued and outstanding at March 31, 2026 and December 31, 2025	7,545	6,841
Additional paid-in capital	37,834,831	31,215,698
Deferred compensation	(107,334)	-
Accumulated deficit	(35,117,185)	(28,746,939)

Total stockholders’ equity	2,617,857	2,475,600

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,491,074	$10,931,065

See accompanying notes to these condensed financial statements.

ARRIVE AI INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025

REVENUE	$14,925	$-

OPERATING EXPENSES
General and administrative	4,210,066	1,894,981
Research and development	357,073	91,263
Sales and marketing	111,350	7,661

Total operating expenses	4,678,489	1,993,905

OTHER INCOME (EXPENSES)
Interest expense	(361,870)	(1,175)
Other income	177,789	16,915
Change in fair value of derivative liabilities	1,129,769	-
Accretion of debt discount	(250,969)	-
Loss on conversion of convertible notes payable	(2,345,613)	-
Realized gain on investments	446,324	-
Unrealized loss on investments	(502,112)	-

Total other income (expenses)	(1,706,682)	15,740

NET LOSS BEFORE TAXES	(6,370,246)	(1,978,165)

PROVISION (BENEFIT) FOR INCOME TAXES	-	-

NET LOSS	$(6,370,246)	$(1,978,165)

NET LOSS PER SHARE:
Basic and diluted	$(0.18)	$(0.07)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	36,167,200	29,721,248

See accompanying notes to these condensed financial statements.

ARRIVE AI INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

	Number of		Additional				Total
	Common	Common	Paid-In	Subscription	Deferred	Accumulated	Stockholders’
	Shares	Stock ($)	Capital ($)	Receivable ($)	Compensation ($)	Deficit ($)	Equity (Deficit) ($)

BALANCE, JANUARY 1, 2025	26,620,905	$5,822	$14,984,561	$(53,003)	$-	$(15,920,555)	$(983,175)

Issuance of common stock and warrants for cash	96,346	19	677,390	40,219		-	717,628

Issuance of common stock for deferred offering costs	532,913	107	6,927,762	-		-	6,927,869

Stock-based compensation	84,874	17	1,348,228	-		-	1,348,245

Net loss	-	-	-	-		(1,978,165)	(1,978,165)

BALANCE, MARCH 31, 2025	27,335,038	$5,965	$23,937,941	$(12,784)	$-	$(17,898,720)	$6,032,402

BALANCE, JANUARY 1, 2026	34,213,387	$6,841	$31,215,698	$-	$-	$(28,746,939)	$2,475,600

Issuance of common stock for deferred compensation	118,343	24	160,976	-	(161,000)	-	-

Issuance of common stock under stock plans	102,492	20	(20)	-	-	-	-

Shares withheld for taxes upon vesting of restricted stock units	(32,308)	(6)	(25,743)	-	-	-	(25,749)

Issuance of common stock for the conversion of convertible notes payable	3,329,477	666	6,468,237	-	-	-	6,468,903

Reclassification of derivative liabilities upon conversion of convertible notes payable	-	-	1,200,231	-	-	-	1,200,231

Reclassification of deferred offering costs upon financing drawdown	-	-	(2,174,671)	-	-	-	(2,174,671)

Stock-based compensation	-	-	990,123	-	53,666	-	1,043,789

Net loss	-	-	-	-		(6,370,246)	(6,370,246)

BALANCE, MARCH 31, 2026	37,731,391	7,545	37,834,831	-	(107,334)	(35,117,185)	2,617,857

See accompanying notes to these condensed financial statements.

ARRIVE AI INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,370,246)	$(1,978,165)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	1,043,789	1,348,245
Depreciation and amortization	56,214	7,391
Credit loss expense	300	-
Operating lease liability - non-cash adjustment	739	-
Change in fair value of derivative liability	(1,129,769)	-
Loss on conversion of convertible notes payable	2,345,613	-
Accretion of discount on convertible note payable	250,969	-
Accretion of issuance costs on convertible note payable	119,018	-
Realized gain on investments	(446,324)	-
Unrealized loss on investments	502,112	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	4,675	-
Prepaid expenses	(90,224)	7,081
Other current assets	-	1,412
Other assets	(213,554)	-
Increase (decrease) in
Accounts payable	43,916	(66,262)
Accrued expenses	952,486	133,627

Net cash used in operating activities	(2,930,286)	(546,671)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(220,346)	(2,832)
Proceeds from sales of investments	8,893,827	-
Purchase of investments	(11,751,675)	-

Net cash used in investing activities	(3,078,194)	(2,832)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	-	420,753
Taxes paid for shares withheld upon vesting of restricted stock units	(25,749)	-
Proceeds from the exercise of warrants, net	-	296,875
Repayments of note payables	(2,222)	(2,075)
Proceeds from issuance of convertible notes payable	10,000,000	-
Debt issuance costs	(400,000)	-

Net cash provided by financing activities	9,572,029	715,553

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,563,549	166,050

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,104,004	129,318

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,667,553	$295,368

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,064	$321
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Common stock issued as payment of offering costs	$-	$6,927,869
Common stock issued for deferred compensation	$161,000	$-
Common stock issued for conversion of convertible notes payable	$6,468,903	$-
Derivative liabilities reclassified as additional paid-in capital upon conversion of convertible notes payable	$1,200,231	$-
Deferred offering costs recognized as additional paid-in capital upon financing drawdown	$2,174,671	$-

See accompanying notes to these condensed financial statements.

ARRIVE AI INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments which management believes are necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as originally filed with the Securities and Exchange Commission on April 15, 2026 (“the 2025 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the 2025 Annual Report. The interim operating results for the three months ended March 31, 2026 may not be indicative of operating results expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, including money market accounts held at financial institutions. The Company had cash equivalents of $5,118,225 at March 31, 2026, and $0 at December 31, 2025.

Concentration of Credit Risk

The Company’s policy is to maintain its cash balances in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) or by the Securities Investor Protection Corporation (the “SIPC”). The Company may periodically have cash balances in financial institutions in excess of FDIC and SIPC insurance limits. At March 31, 2026, and December 31, 2025, the Company had approximately $5,167,553 and $1,604,004 of cash in excess of insured limits, respectively.

Management believes that the Company is not exposed to any significant risk concerning its cash balances. To date, the Company has not recognized any losses caused by uninsured balances.

Investments at Fair Value

During the three months ended March 31, 2026, the Company invested a portion of its excess cash in exchange-traded equity securities. The Company accounts for these investments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 321, Investments—Equity Securities. Equity securities with readily determinable fair values are measured at fair value at each reporting date, with changes in fair value recognized in the statement of operations as unrealized gains or losses. Realized gains and losses on the sale or disposition of equity securities are also recognized in the statement of operations in the period of sale. The Company classifies the fair value of these securities within Level 1 of the fair value hierarchy established under ASC 820, Fair Value Measurement, as the securities are exchange-traded with quoted prices in active markets. As of March 31, 2026 the company had equity securities. At December 31, 2025, the Company held no equity securities.

During the three months ended March 31, 2026 and the year ended December 31, 2025, the Company wrote covered call options against its long equity security positions to generate income from option premiums. Written call options are recognized as liabilities at fair value in accordance with ASC 815, Derivatives and Hedging, and are remeasured at fair value at each reporting date. The Company does not designate these instruments as accounting hedges; accordingly, changes in fair value are recognized in the statement of operations within other income (expense). These instruments are classified within Level 1 of the fair value hierarchy, as they are exchange-traded and valued using quoted market prices in active markets. Premiums received are reflected in the initial fair value of the derivative liability and are subsequently recognized in earnings through changes in fair value over the life of the contract, as the options are traded on recognized national exchanges with quoted prices in active markets. Option premium income received at the time of writing is initially recorded as a liability representing the fair value of the written option and is recognized in earnings upon settlement or expiration of the contract.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are customer obligations due under normal trade terms, which are typically due upon receipt of the invoice. Credit is extended based on an evaluation of a customer’s financial condition and collateral is not required. Accounts receivable are stated as amounts due from customers net of an allowance for credit losses. The Company recognizes an allowance for expected credit losses at each balance sheet date. This estimate is derived from a review of the Company’s historical losses based on the aging of receivables. Receivables with similar risk characteristics are pooled for the estimation of expected credit losses. Management adjusts its historical estimate based on its assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. At each reporting date, the Company updates its estimate of expected credit losses to reflect any changes in credit risk since the receivable was initially recorded.

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in earnings in the year of recovery, in accordance with the entity’s accounting policy. The Company recorded an allowance for credit losses at March 31, 2026 of $300. At December 31, 2025, management determined that substantially all outstanding receivables were fully collectible. The Company did not incur material write-offs during the three months ended March 31, 2026 and year ended December 31, 2025.

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

Intangible Assets – Patents

The Company capitalizes external costs, such as filing fees, registration documentation, and attorney fees associated with the application and issuance of patents. Amortization commences when the patent is granted and placed in service and is calculated on a straight-line basis over the remaining legal life of the patent. Costs associated with pending applications are capitalized but not amortized until issuance. Maintenance patent fees are paid to a government patent authority to maintain a granted patent in force. Some countries require the payment of maintenance fees for pending patent applications; these are expensed as incurred. Maintenance fees paid after a patent is granted are expensed, as these are considered ongoing costs to “maintain a patent.” The Company expenses costs associated with maintaining and defending patents subsequent to issuance in the period incurred. The Company assesses the potential impairment of all capitalized patent costs when events or changes in circumstances indicate that the carrying amount of the Company’s patent portfolio may not be recoverable.

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

The Company has three types of long-lived assets: property and equipment, including vehicles, equipment, and leasehold improvements; construction-in-progress (CIP), and intangible patent assets including those acquired by the acquisition of Airbox Technology in 2023. No impairments of long-lived assets were considered necessary as of March 31, 2026 and December 31, 2025.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and, when applicable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the balance sheet. The Company may request advances or deposits from customers before revenue is recognized, which results in contract liabilities. These contract liabilities are released as the performance obligations are satisfied. As disclosed in NOTE 3, the Company did not have any contract assets or contract liabilities recorded on the balance sheet as of March 31, 2026 and December 31, 2025.

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

Loss per share

The Company follows ASC 260, Earnings per Share, resulting in the presentation of basic and diluted earnings per share. Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during the period. Because the Company reported a net loss for the three months ended March 31, 2026 and 2025, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

The following securities were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive:

	March 31, 2026	March 31, 2025
Convertible notes payable (1)	19,055,032	-
Warrants (2)	-	172,739
Stock options	607,493	613,201
Restricted stock units	4,024,760	-
Total excluded shares	23,687,285	785,940

(1)	Amount assumes conversion of convertibles notes payable outstanding principal and interest as of March 31, 2026, using the conversion price calculated from the minimum 10-day volume weighted average price at March 31, 2026.

(2)	Warrants outstanding as of March 31, 2026 were out of the money and therefore excluded.

Comprehensive Loss

The Company follows ASC 220-10, “Reporting Comprehensive Income (Loss).” Comprehensive loss is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net loss. The Company had no items of other comprehensive income (loss) for three months ended March 31, 2026 and 2025. Accordingly, comprehensive loss equals net loss for those periods.

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

For the three months ended March 31, 2026 and 2025, the Company recognized R&D expense of $357,073 and $91,263, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $28,028 and $1,256 for the three months ended March 31, 2026 and 2025. These costs when incurred are included in sales and marketing expenses.

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

The average fair value of one (1) share of the Company’s common stock was determined to be $13.00 for the period of January 1, 2025 to May 15, 2025. On May 15, 2025, the Company completed its direct listing, and its common stock began trading on the Nasdaq Stock Exchange. Subsequent to May 15, 2025, the price of the Company’s common stock was determined by the Nasdaq daily closing stock price.

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

Income Taxes

The Company recognizes current and deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss carryforwards in accordance with ASC 740, Income Taxes. A valuation allowance is established when, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The Company has recorded no current or deferred income tax benefit primarily due to losses and a full valuation allowance on deferred tax assets.

Recently Adopted Accounting Pronouncements

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient allowing entities to assume that conditions existing at the balance sheet date are expected to remain unchanged over the life of current accounts receivable when estimating expected credit losses. The amendments are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. The impact of adopting this standard was immaterial to the Company.

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

NOTE 3 – REVENUE

During the three months ended March 31, 2026, subscription fees of $14,925 were recognized as services were transferred over time.

NOTE 4 - LIQUIDITY AND GOING CONCERN

Liquidity

As of March 31, 2026, the Company had cash and cash equivalents of approximately $5,667,553 and short-term investments of $2,802,060.

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

Management has developed plans to address these conditions, which include the following:

●	Utilizing existing cash and cash equivalents of approximately $5,667,553 as of March 31, 2026;

●	Liquidate approximately $2,802,060 of existing short-term investments;

●	Potentially drawing additional amounts under the Securities Purchase Agreement with Streeterville, which provides up to an additional $19.0 million in gross borrowings, subject to certain conditions including a limitation on total outstanding indebtedness, a minimum market capitalization of $100 million and a minimum book value of $4 million at the time of each draw. The Company’s ability to access these funds is dependent on satisfying these conditions and on Streeterville’s willingness to continue funding draws.

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

As of May 12, 2026, the Company’s cash, cash equivalents, and short-term investments were approximately $7.1 million.

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

The following table presents the Company’s financial liabilities measured at fair value on a recurring basis:

Description	Level	March 31, 2026	December 31, 2025
Investments at fair value	1	$2,802,060	$-
Derivative liabilities	3	$1,440,000	$1,460,000

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

Valuation Inputs and Basis of Significant Assumptions

The following inputs were used in the Monte Carlo simulation at each instrument inception measurement date:

Input	Derivative 1 (Convertible Note 1)	Derivative 2 (Convertible Note 2)	Derivative 3 (Convertible Note 3)	Derivative 4 (Convertible Note 4)
Assumed instrument term	3.0 years	3.0 years	3.0 years	2.93 years
Stock price	$13.25	$6.78	$3.90	$2.40
Selected equity volatility	135%	130%	150%	140%
Risk-free rate (continuous compounded)	3.91%	3.68%	3.47%	3.62%
Debt discount rate	25.72%	28.69%	27.06%	27.94%

The following inputs were used in the Monte Carlo simulation to remeasure the derivative liabilities at each reporting date:

Input	12/31/2025	3/31/2026
Assumed instrument term	3.0 years	2.75 years
Stock price	$2.63	$0.80
Selected equity volatility	150%	135.0%
Risk-free rate (continuous compounded)	3.52%	3.77%
Debt discount rate	27.10%	28.70%

The following range of inputs were used in the Monte Carlo simulation to remeasure the derivative liabilities at conversion dates (derivatives with multiple conversions are presented with the range of inputs):

Input	Derivative 4 (Convertible Note 4)
Assumed instrument term	2.79 - 2.93
Stock price	$0.94 - 2.40
Selected equity volatility	130 – 145%
Risk-free rate (continuous compounded)	3.47 – 3.73%
Debt discount rate	27.94 – 28.97%

As described in NOTE 10, the convertible notes have no stated maturity. The Company estimated an expected term based on the timing of expected draws from the SPA, the economic structure of the SPA, the conversion mechanics, and its assessment of expected noteholder conversion behavior. This estimate is reassessed at each remeasurement date.

In the above table, the Company disclosed a range of closing day stock prices, historical volatilities, risk-free rates, and debt discount rates used as model inputs for conversion calculations, if the note had multiple conversions during the period Convertible Note 4 had multiple conversions which fell on the following dates: January 26, 2026, February 18, 2026, March 3, 2026, and March 18, 2026.

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

Derivative Liabilities Roll-Forward

The following table provides a reconciliation of the derivative liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2026:

	Convertible Note 1	Convertible Note 2	Convertible Note 3	Convertible Note 4	Total
Balance on December 31, 2025	$280,000	$580,000	$600,000	$—	$1,460,000
Derivative liability recognized upon issuance of convertible note payable at fair value	-	-	-	2,310,000	2,310,000
Reclassification of derivative liabilities upon conversion of convertible notes payable	-	-	-	(1,200,231)	(1,200,231)
Change in fair value of derivative liabilities – conversion remeasurement	-	-	-	(460,917)	(460,917)
Change in fair value — period-end remeasurement (March 31, 2026)	(110,000)	(210,000)	(210,000)	(138,852)	(668,852)
BALANCE AT MARCH 31, 2026	$170,000	$370,000	$390,000	$510,000	$1,440,000

The total net change in fair value of derivative liabilities recognized in the statement of operations for the three months ended March 31, 2026 was a gain of $1,129,769, presented within “Change in fair value of derivative liabilities” in the accompanying statement of operations. There was no comparable activity during the three months ended March 31, 2025.

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

Investments

During the three months ended March 31, 2026, the Company held exchange-traded equity securities and written call options that were measured at fair value on a recurring basis and classified within Level 1 of the fair value hierarchy.

During the three months ended March 31, 2026, the Company recognized a realized gain of $446,324 and an unrealized loss of $502,112 related to equity securities and written call option activity, which is included in other income (expense) in the statement of operations.

As of March 31, 2026, the Company held exchange-traded equity securities and no written call options. At December 31, 2025, the Company held no equity securities or written call option positions.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2026	2025
Vehicles	$94,751	$94,751
Equipment	496,756	308,330
Leasehold improvements	186,294	154,375
Construction in progress	73,787	73,787
Total property and equipment	851,588	631,243
Less: accumulated depreciation	(172,255)	(116,559)
TOTAL PROPERTY AND EQUIPMENT, NET	$679,333	$514,684

For the three months ended March 31, 2026 and 2025, total depreciation expense was $55,697 and $7,089, respectively.

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

Under this lease, the base rent is $44,481 per month for the first twelve months, increasing 3% for each twelve-month period thereafter. The lease is structured as a triple-net arrangement under which the Company also pays taxes, insurance, and common area maintenance charges directly. These triple-net lease (“NNN”) costs are variable in nature and are not included in the measurement of the right-of-use asset or lease liability; they are expensed as incurred. Based on current estimates, NNN costs are approximately $9,885 per month. Total variable lease costs recognized under this arrangement during the 3 months ended March 31, 2026 were approximately $29,655. The estimated all-in monthly occupancy cost is approximately $54,366. This lease arrangement is also disclosed in NOTE 12.

Ground Robot Leases

The Company also leases ground robots used in delivery operations to transport goods between Arrive Point units. These leases have initial terms of two years commencing on July 31, 2025. Lease payments are approximately $4,200 per month. Total lease costs recognized under this arrangement during the 3 months ended March 31, 2026 were approximately $12,600. The lease includes renewal options; however, renewal periods were not included in the measurement of the right-of-use assets or lease liabilities because the Company has determined that exercise of the renewal options is not reasonably certain at this time.

The ground robot leases and the office space lease have been aggregated in the disclosures below as they share similar remaining terms, discount rates, and lease structures. Management has evaluated the leases and concluded that separate presentation is not necessary to provide a meaningful understanding of the Company’s lease obligations.

Right-of-Use Assets and Lease Liabilities

The following summarizes the right-of-use assets and lease liabilities recorded on the Company’s balance sheet as of March 31, 2026:

	March 31,	December 31,
	2026	2025
Right-of-use assets, net	$2,023,420	$2,117,284
Operating lease liabilities – current portion	408,345	392,950
Operating lease liabilities – long-term portion	1,616,553	1,725,073

Lease Cost

The following is a summary of the lease cost of operating leases recognized in the Company’s statement of operations:

	Three Months Ended March 31,
	2026	2025
Operating lease cost included in general and administrative expense	$176,437	$-

Supplemental Cash Flow Information

The following is a summary of the supplemental information related to the Company’s operating leases included in the statements of cash flows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$175,698	$-
Right-of-use assets obtained in exchange for lease obligations	-	-

Discount Rate and Lease Term

As the rate implicit in the Company’s office lease was not readily determinable, the Company used its incremental borrowing rate to discount future lease payments. The Company’s incremental borrowing rate represents the rate of interest that it would have to pay to borrow, on a collateralized basis and over a similar term, an amount equal to the lease payments in a similar economic environment.

The weighted-average remaining lease term and weighted-average discount rate for operating leases at March 31, 2026 were 4.41 years and 10.37%, respectively.

Future Lease Payments

The future lease payments required under the Company’s leases as of March 31, 2026 for the years ending December 31 are as follows:

Future minimum lease payments
Remainder of 2026	$442,131
2027	579,102
2028	570,516
2029	587,634
2030	300,378
Total future lease payments	2,479,761
Less: Amount representing interest	(454,863)
Present value of lease liabilities	2,024,898
Less: current portion	(408,345)
Long-term portion	$1,616,553

Scheduled amounts represent contractual base rent only and exclude variable NNN costs. Variable lease costs associated with the ground robot leases, if any, were not material for the three months ended March 31, 2026. Based on current estimates, NNN costs are approximately $9,885 per month and are expensed as incurred.

NOTE 8 - PATENTS, NET

Patents consist of the following:

	March 31,	December 31,
	2026	2025
Patents	$274,700	$274,700
Less: accumulated amortization	(3,120)	(2,603)
TOTAL PATENTS	$271,580	$272,097

As of March 31, 2026, eight of the Company’s international patent applications were issued and began being amortized over the remaining legal life up to 16 years. The Company did not file for any patents during the three months ended March 31, 2026. Amortization expense was $517 and $302 for the three months ended March 31, 2026 and 2025, respectively. Estimated amortization expense on the existing intangible patent assets for the next five years is $2,066 per year.

NOTE 9 - DEFERRED OFFERING COSTS

Upon completion of an equity offering, including all pre-paid advances under the Securities Purchase Agreement discussed in NOTE 10, such costs are recorded as a reduction of the related proceeds and reflected as a reduction of additional paid-in capital. The deferred offering costs related to the SPA are recorded pro rata based on the pre-paid advance compared to the maximum facility.

During the three months ended March 31, 2026, the Company raised gross proceeds of $10,000,000, consisting of $10,000,000 under pre-paid purchase agreements pursuant to the public offering.

The following summarizes the deferred offering balances as of and for the three months ended March 31, 2026:

March 31, 2026
Beginning balance	$5,650,185
Costs related to public offering	-
Costs related to crowdfunding	-
Reclassification to additional paid-in capital	(2,174,671)
OUTSTANDING BALANCE	$3,475,514

During the three months ended March 31, 2026, the Company recorded $2,174,671 of deferred offering costs as a reduction of additional paid-in capital in connection with the convertible note financing transaction discussed in Note 4. As of March 31, 2026, the Company had remaining deferred offering costs of $3,475,514 related to equity financing transactions under the Securities Purchase Agreement discussed in NOTE 10, which are expected to be recorded as a reduction of additional paid-in capital upon completion of the related transactions.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

Overview of the Purchase Agreement

On March 21, 2025, the Company entered into a Securities Purchase Agreement with Streeterville Capital, LLC (“Streeterville”). The SPA closed on May 15, 2025, upon satisfaction of all conditions precedent. The SPA provides for a maximum facility of $40,000,000, under which three draws were completed during 2025, resulting in aggregate cash proceeds of $11,000,000 and the issuance of convertible notes with an aggregate face amount of $11,890,000. One draw was completed in the first quarter of 2026 resulting in cash proceeds of $10,000,000. As of March 31, 2026, the remaining undrawn capacity under the facility is $19,000,000; however, any future draws remain subject to the satisfaction of conditions precedent set forth in the SPA, and no assurance can be given that additional draws will be made.

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

Note Issuance Summary

The convertible notes issued were bifurcated as follows. The initial host carrying value for each note represents the cash proceeds received, reduced by (i) the original issue discount (“OID”) of approximately 8% of the principal proceeds, (ii) the fair value of the bifurcated derivative liabilities at issuance, (iii) the portion of debt issuance costs of 4% in 2026 that are allocated to the host debt instrument, as described below.

In connection with the issuance of the convertible note 4 during the three months ended March 31, 2026, the Company incurred debt issuance costs equal to 4% of cash proceeds in 2026 which was $400,000 for Convertible Note 4. In accordance with ASC 835.30 and ASC 815, the Company allocates debt issuance costs between the host debt instrument and the bifurcated derivative liability based on their relative fair values at the date of issuance. Specifically, the fair value of the bifurcated derivative liability as a percentage of total proceeds was used to determine the portion of issuance costs attributable to the derivative component. Accordingly, $92,400 of the total $400,000 in issuance costs was allocated to the derivative components and expensed immediately within the statement of operations for the three months ended March 31, 2026, as such costs cannot be deferred against a liability measured at fair value through earnings under ASC 815-15. The remaining $307,600 was recorded as a contra-liability (direct reduction of the carrying value of the host debt instrument) and is being amortized to interest expense using the effective interest method over the estimated expected term, consistent with the accretion of the OID and derivative discounts described below. The resulting discount is accreted to par using the effective interest method over the estimated term of each note.

Although the notes have no stated maturity date, the Company estimated an expected term of three years for purposes of both the EIM accretion schedule and the Monte Carlo valuation of the bifurcated derivative. This expected term was determined based on (i) the Company’s expected timing of draws under the SPA (ii) the economic terms and structure of the SPA, including the conversion mechanics and the absence of a mandatory redemption date, (iii) the Company’s assessment of the expected conversion behavior of the noteholder based on the Lookback Formula, and (iv) the provisions of the SPA governing the noteholder’s conversion rights. The use of an expected term rather than a contractual maturity is consistent with ASC 820-10-35-24C, which requires that fair value reflect market participant assumptions. Management applied the same expected term in both the EIM accretion model and the Monte Carlo valuation model based on its estimate of the period over which the notes are expected to remain outstanding. The expected term assumption will be reassessed each reporting period in connection with the fair value remeasurement of the derivative liability. The following table shows the initial host carrying value of convertible note 4 at inception:

Convertible Note 4
Issuance date	Jan 26, 2026
Face amount	$10,800,000
Original issue discount	(800,000)
Cash proceeds	10,000,000
Debt issuance costs (contra-liability)	(307,600)
Derivative discount (initial fair value of bifurcated derivatives)	(2,310,000)
Commitment shares (discount)	-
INITIAL HOST CARRYING VALUE	$7,382,400

Host Convertible Notes Roll-Forward

The following table sets forth the activity in the carrying value of the host portion of the convertible notes for the three months ended March 31, 2026. Discount accretion is computed using the EIM applied to the initial carrying value of each note over its estimated three-year expected term. Upon conversion, the face amount converted and the pro-rata unamortized discount and issuance costs attributable to the converted portion are removed from the carrying value.

	Convertible Note 1	Convertible Note 2	Convertible Note 3	Convertible Note 4	Total
Balance at January 1, 2026	$367,275	$1,639,474	$2,137,908	$—	$4,144,657
Note issuance — initial host carrying value	—	—	—	7,382,400	7,382,400
EIM accretion of debt discount and issuance costs	47,077	89,915	71,070	69,525	277,587
Conversions — face amount	—	—	—	(6,025,000)	(6,025,000)
Conversions — issuance costs	—	—	—	1,730,626	1,730,626
Conversions — unamortized discount	—	—	—	171,084	171,084
HOST CARRYING VALUE AT MARCH 31, 2026	$414,352	$1,729,389	$2,208,978	$3,328,635	$7,681,354

Conversion Accounting

See NOTE 2, Convertible Notes Payable and Derivative Liabilities for details on accounting for the conversion of convertible notes payable.

For a summary of derivative liability activity during 2026, including amounts derecognized upon conversion, refer to NOTE 5.

Other income and expenses related to convertible notes

Other income and expenses related to the convertible notes recognized during the three months ended March 31, 2026 consisted of the following, presented in the income statement line items indicated:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Stated interest at 8% per annum	$239,866	$—
Accretion of debt discount	250,969	—
Accretion of debt issuance costs	26,618	—
Loss on conversion of convertible notes payable	2,345,613	—

NOTE 11 - NOTE PAYABLE

Note payable consists of the following:

	March 31,	December 31,
	2026	2025
Vehicle note payable for $40,248 with monthly installment payments of $799, including interest at 6.99% per annum. The loan is collateralized by the respective vehicle and is due in February 2027.	$8,336	$10,558
Less current portion	(8,336)	(9,140)
LONG-TERM PORTION	$—	$1,418

At March 31, 2026 aggregate future principal payments on the note payable are as follows:

2026	$6,918
2027	1,418
TOTAL	$8,336

Interest expense related to this note payable for the three months ended March 31, 2026 and 2025, was $172 and $321, respectively.

NOTE 12 - RELATED-PARTY TRANSACTIONS

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

On March 10, 2025, the Company entered into the second amendment to the Exclusive Patent License Agreement of May 26, 2020. The Second Amendment extends the license to perpetuity, covering the full term and life of the patents, and provides for cure provisions in the event of default. The Second Amendment also removes prior restrictions on the Company’s use , sale, or commercialization of the technology after termination, permitting the sale of remaining inventory for up to 90 days post-termination, provided all required reports and payments are made under the Agreement.

For the three months ended March 31, 2026 and 2025, the Company recorded licensing fee costs in the amount of $30,000 each period, respectively.

Effective October 1, 2025, the Company entered into a noncancelable lease for an office space with an entity owned by the Company’s Chief Executive Officer and principal shareholder. The lease terms are described in NOTE 7 and were evaluated for reasonableness using prevailing market rates for similar properties.

NOTE 13 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

During the three months ended March 31, 2026, the Company issued in the aggregate 3,518,004 shares of common stock as follows:

●	118,343 restricted shares issued to a vendor in exchange for marketing services under an agreement which includes a buyback provision, with a fair value of $161,000 recorded to deferred compensation. The related expense is recorded on a straight-line basis over the term of the agreement. During the first three months ended March 31, 2026, compensation expense of $53,666 was recorded.

●	102,492 shares of restricted stock units vested under the 2023 Equity Incentive Plan. Of these shares, 32,308 were withheld for payroll taxes of $25,749.

●	3,329,477 shares issued, with a fair value of $6,468,903, as a conversion of convertible notes payable, as described in NOTE 10.

During the three months ended March 31, 2025, the Company issued in the aggregate 714,133 shares of common stock as follows:

●	11,692 shares to accredited investors in exchange for aggregate cash proceeds of $152,000 at an average share price of $13.00 per share. Of these shares, 7,692 were issued with warrants and classified as equity

●	62,500 shares upon the exercise of warrants for aggregate cash proceeds of $296,875.

●	22,154 shares issued through a crowdfunding campaign with other investors in exchange for net cash of $268,753, at an average of $12.13 per share after platform fees.

●	84,874 shares issued with employees or consultants via stock awards, recognized as compensation expense, fair valued at $13.00 per share, for a total of $1,103,362, based on the price per stock issued to investors for cash during the three months ended March 31, 2025.

●	532,913 shares issued to a consultant via stock awards, recognized as deferred offering costs, fair valued at $13.00 per share, for a total of $6,927,869, based on the price per stock issued to investors for cash during the three months ended March 31, 2025.

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

There were no shares repurchased during the three months ended March 31, 2026. As of March 31, 2026, the end date of the repurchase program, 19,700 shares were repurchased in 2025 totaling $74,743. The 19,700 shares were fully retired as of December 31, 2025, which reduced the number of issued shares of common stock.

NOTE 14 - WARRANTS

The following table summarizes the warrants outstanding as of March 31, 2026 and changes during the three months ended March 31, 2026:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
OUTSTANDING, DECEMBER 31, 2025	107,741	$10.80	$6.09	1.02	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—
OUTSTANDING MARCH 31, 2026	107,741	10.80	6.09	0.77	—
EXERCISABLE, MARCH 31, 2026	107,741	$10.80	$6.09	0.77	$—

The aggregate intrinsic value represents the excess, if any, of the Company’s common stock price over the exercise price of in-the-money warrants as of the applicable reporting date. The stock prices used were $2.63 and $0.797 as of December 31, 2025 and March 31, 2026, respectively.

NOTE 15 - STOCK-BASED COMPENSATION

The Company created the 2023 Equity Incentive Plan (the “Plan”) on April 27, 2023, under which stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other stock-based awards became available for issuance not to exceed 1,500,000. On November 6, 2025, the Board of Directors resolved to increase the share pool under the Plan to 7,000,000 shares. The Plan is designed to attract, retain, and motivate key employees. Currently, the fair value is recognized as an expense over the vesting period of the award. Options are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant, vest over a four-year period, and expire after five or ten years. There are certain situations that may accelerate the vesting or termination of all outstanding options, such as a change in control. Vesting of RSUs awarded to employees may be time- or performance-based. As of March 31, 2026, 2,228,615 shares were available for grant under the Plan. The compensation expense related to stock-based awards is included in general and administrative expenses with a corresponding increase to additional paid-in capital.

The following table summarizes the share options outstanding as of March 31, 2026 and changes during the three months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
OUTSTANDING, DECEMBER 31, 2025	609,318	$0.80	$10.87	4.90	$1,116,368
Granted	-			-	-
Exercised
Canceled/Expired	(1,825)	0.76	11.56	-	-
OUTSTANDING, MARCH 31, 2026	607,493	$0.80	$10.87	4.64	$8,259
VESTED AND EXPECTED TO VEST, MARCH 31, 2026	607,493	0.80	10.87	4.64	8,259
EXERCISABLE, MARCH 31, 2026	269,317	$0.80	$10.87	6.69	$3,300

The following table summarizes the nonvested share options for the three months ended March 31, 2026 and activity during the three months ending March 31, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
OUTSTANDING, DECEMBER 31, 2025	361,327	$0.80	$10.99	3.54	$662,712
Granted	-	-	-	-	-
Vested	(22,129)	0.79	10.92	6.89	374
Canceled/Expired	(1,022)	0.76	11.68	-	-
OUTSTANDING MARCH 31, 2026	338,176	$0.80	$10.87	3.01	$4,959

The aggregate intrinsic value represents the excess, if any, of the Company’s common stock price over the exercise price of in-the-money options as of the applicable reporting date. The stock prices used were $2.63 and $0.797 as of December 31, 2025 and March 31, 2026, respectively

As of March 31, 2026, there was $3,637,317 unrecognized compensation expense related to nonvested stock options to be recognized through June 30, 2028. Total compensation expense related to stock options during the three months ended March 31, 2026 and 2025 was $241,210 and $244,883, respectively.

The following table summarizes the restricted stock units (“RSUs”) outstanding as of March 31, 2026 and activity during the three months ended March 31, 2026:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
OUTSTANDING, DECEMBER 31, 2025	1,693,202	$3.07
Granted	2,542,982	0.81
Vested	(102,492)	2.63
Canceled/Expired	(108,932)	3.16
OUTSTANDING, MARCH 31, 2026	4,024,760	$1.65

During the three months ended March 31, 2026, RSUs of 2,542,982 shares were issued under the plan to employees with a total fair value of $2,055,383, based on grant date fair value. Of those shares, 1,398,643 vest and are expensed on a straight line basis over a period of three months to four years. There were 102,492 shares vested and 72,253 canceled during the three months ended March 31, 2026. Total compensation expense related to time-based RSUs during the three months ended March 31, 2026 and 2025 was $513,182 and $0, respectively.

During the three months ended March 31, 2026, the remaining 1,144,339 shares vest over terms up to 3 years upon the satisfaction of certain operational goals specified in the underlying agreements. Compensation expense for these performance-based restricted stock units is recognized in accordance with ASC 718 over the requisite service period, when achievement of the performance condition is considered probable. The Company reassesses the probability of achieving such performance conditions at each reporting period and adjusts compensation expense accordingly. To the extent applicable, compensation cost is recognized using an accelerated attribution method for awards with graded vesting features. There were 36,679 performance-based restricted stock units canceled during the three months ended March 31, 2026. Total compensation expense related to performance-based RSUs during the three months ended March 31, 2026 and 2025 was $235,731 and $0, respectively.

As of March 31, 2026, there was $6,070,525 unrecognized compensation expense related to nonvested RSUs to be recognized through January 31, 2030.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

On March 15, 2023, the Company was named as a defendant in CAUSE NO. 29 D05-2303-PL-002478, originally filed in Hamilton County, Indiana and subsequently moved to Marion County as CAUSE NO. 49 D02-2305-PL-020604. This is an employment action alleging breach of employment agreement; breach of stock purchase agreement; breach of fiduciary duties and non-payment of salary, bonuses, and benefits. Although the settlement demand includes unpaid salary and stock awards of approximately $29 million, the Company does not believe a loss is probable, and the Company is unable to estimate a reasonably possible loss, or range of loss, at this time. No motions are pending, and depositions are underway. No accrual has been recorded as of March 31, 2026.

On September 9, 2025, John Doan and Jami Town named the Company as a defendant in Case No. 3:2025cv00721, pending in U.S. District Court for the Eastern District of Virginia. Doan and Town claim the Company is in breach of contract for loans made to AirBox. The loans were extended to AirBox before the Company purchased its assets in 2023. The Company explicitly acquired only the assets of AirBox and therefore does not believe it is liable for any of its previous liabilities. The Plaintiff’s alleged damages and fees total $45,082. The Company has filed for removal from the claim. The plaintiffs have filed to have the case remanded to Virginia state court, where it was originally filed on August 13, 2025. Since this matter is still in its initial stages, the Company is unable to predict the outcome at this time. No accrual has been recorded as of March 31, 2026.

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

NOTE 17 - SEGMENT REPORTING

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

Entity-Wide Disclosures

●	Geographic Revenue Information: For the three months ended March 31, 2026, 100% of the Company’s revenue was generated in the United States. The Company did not generate revenue during the three months ended March 31, 2025.

●	Major Customers: The Company has one customer that accounted for more than 90% of total revenue.

●	Geographic Asset Information: Substantially all of the Company’s assets are located in the United States.

NOTE 18 - SUBSEQUENT EVENTS

On April 9, 2026, Streeterville converted $5,319,001 of principal under note 3 and 4 into 10,000,000 shares of common stock. On April 16, 2026, Streeterville converted $1,350,000 of principal under note 1 into 2,538,071 shares of common stock. On April 21, 2026, Streeterville converted $845,661 of principal under note 1 and 2 into 1,589,885 shares of common stock. In aggregate, $7,514,662 of principal has been converted into 14,127,956 shares of common stock subsequent to March 31, 2026.

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

On April 16, 2026 and April 21, 2026, conversions related to convertible notes 1 and 2 exceeded shares registered under our current S-1 registration statements. As a result, we issued Streeterville approximately 4,127,956 of unregistered shares eligible to be resold under the Rule 144 Safe Harbor Provision.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited financial statements and the notes presented herein included in this Form 10-Q and the audited financial statements and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2025. Please also see the note entitled “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q.

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

We expect to have three primary revenue streams:

1. The Company is currently generating revenue through subscription services for Arrive Points, along with installation, support, and infrastructure agreements with customers. We intend to provide our ALM access points to both businesses and consumers through monthly and annual subscription fees. This turnkey service includes hardware, software, support, maintenance, installation/uninstallation, and financing for long-term deployed assets. Our third-generation Arrive Points (“AP3” units), began revenue operation in 2025

2. Data monetization via models and insights generated by machine learning and artificial intelligence (“ML” and “AI”). Machine learning facilitates our systems’ ability to learn and improve from experience using data patterns, while artificial intelligence encompasses broader capabilities and models to simulate human intelligence and decision-making. We plan to use both technologies distinctly:

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

Capitalization and Dilution

As of March 31, 2026, we had 37,731,391 shares outstanding. On a fully diluted basis, including outstanding warrants (exercisable for 107,741 shares), options (exercisable for 607,493 shares), and restricted stock units (4,024,760 shares) our total share count is 42,471,385. Additionally, under the Streeterville Purchase Agreement (the “Purchase Agreement”), approximately 19,055,032 shares may be issuable at a discount to the market price upon conversion of the outstanding principal and interest as of March 31, 2026. The Purchase Agreement also specifies the re-purchase of 2,937,500 outstanding pre-delivery shares at par value upon expiration or termination of the agreement.

The table below illustrates potential dilution under different conversion scenarios (unaudited):

Scenario

	Shares Outstanding		% Increase

Current Outstanding (3/31/2026)	37,731,391		-%
With all options, warrants, and RSUs exercised	42,471,385		13%
With conversion of Streeterville balance at March 31	61,526,417	(1)	63%
With re-purchase of pre-delivery shares	58,588,917		55%

(1)	Amount assumes conversion of outstanding principal and interest as of March 31, 2026, using the conversion price calculated from the minimum ten-day volume-weighted average price on March 31, 2026.

The share amounts shown above represent the period-end shares on a fully diluted basis. These potential issuances could materially dilute existing stockholders, particularly if conversion occurs at depressed share prices.

Recent Developments

Shares Issued Under Purchase Agreement and Other Shares Issued

Streeterville elected additional conversions as follows:

●	On April 9, 2026, $5,319,001 of principal was converted into 10,000,000 shares of common stock.
●	On April 16, 2026, $1,350,000 of principal was converted into 2,538,071 shares of common stock.
●	On April 21, 2026, $845,661 of principal was converted into 1,589,885 shares of common stock.

In aggregate, $7,514,662 of principal was converted into 14,127,956 shares of common stock since March 31, 2026.

Share Repurchase Program

On September 8, 2025, we announced a share repurchase program of up to $10 million of the Company’s common stock, par value $0.0002 per share, which expired March 31, 2026.

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

Nasdaq Listing Compliance

On March 31, 2026, we received two separate notification letters from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with certain continued listing requirements of The Nasdaq Global Market.

The first notification letter advised that we were not in compliance with Nasdaq Listing Rule 5450(b)(2)(C), which requires a minimum Market Value of Publicly Held Shares (“MVPHS Requirement”) of $15,000,000 for continued listing on The Nasdaq Global Market, as we failed to meet the MVPHS requirement for a period of 30 consecutive business days from February 11, 2026 to March 31, 2026. The second notification letter advised that we were not in compliance with Nasdaq Listing Rule 5450(b)(2)(A), which requires a minimum Market Value of Listed Securities (“MVLS Requirement”) of $50,000,000 for continued listing on The Nasdaq Global Market, as we failed to meet the MVLS requirement for a period of 30 consecutive business days from February 10, 2026 to March 30, 2026.

Both notification letters afforded us 180 calendar days, or until September 28, 2026, to regain compliance. The notification letters were previously described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 15, 2026.

Both deficiencies were outstanding as of March 31, 2026. Subsequent to March 31, 2026, we regained compliance with the MVPHS Requirement. On April 24, 2026, Nasdaq notified us that we had regained compliance with Nasdaq Listing Rule 5450(b)(2)(C), and that this matter is now closed. We disclosed this development in a Current Report on Form 8-K filed with the SEC on April 28, 2026.

The MVLS deficiency remains outstanding as of the date of this filing. We continue to monitor our MVLS and intend to regain compliance prior to the September 28, 2026 deadline, though there can be no assurance that we will be able to do so. If we do not regain compliance by September 28, 2026, Nasdaq may initiate delisting proceedings, and our common stock could be subject to suspension and delisting from The Nasdaq Global Market. Our common stock continues to trade on Nasdaq under the symbol “ARAI,” and the outstanding MVLS deficiency notice has no immediate effect on the listing or trading of our common stock.

Customer Concentration

Our revenues to date have been derived from a limited number of customers. In the three months ended March 31, 2026, more than 90% of our total revenue came from a single customer. If we are unable to expand our customer base and generate recurring subscription revenue, our results of operations will remain highly volatile.

Intellectual Property

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

Supply Chain Constraints

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

Governmental and Regulatory Conditions

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

Realized Gain (Loss) on Investments. Realized gain (loss) on investments consists of net gains and losses recognized upon the sale or settlement of exchange-traded equity securities and options held as part of the Company’s strategy to generate short-term returns on excess cash.

Unrealized Gain (Loss) on Investment. Unrealized gain (loss) on investments consists of net gains and losses on exchange-traded equity securities and options that have not yet been sold or settled as of period end. These are held as part of the Company’s strategy to generate short-term returns on excess cash.

Results of Operations

Comparison of the Three Months Ended March 31, 2026, and March 31, 2025

	2026	2025	Change
REVENUE	$14,925	$-	$14,925

OPERATING EXPENSES
General and administrative	4,210,066	1,894,981	2,315,085
Research and development	357,073	91,263	265,810
Sales and marketing	111,350	7,661	103,689

Total operating expenses	4,678,489	1,993,905	2,684,584

OTHER INCOME (EXPENSES)
Interest Expense	(361,870)	(1,175)	(360,695)
Other income	177,789	16,915	160,874
Change in fair value of derivative liabilities	1,129,769	-	1,129,769
Accretion of debt discount	(250,969)	-	(250,969)
Loss on conversion of convertible notes payable	(2,345,613)	-	(2,345,613)
Realized gain on investments	446,324	-	446,324
Unrealized loss on investments	(502,112)		(502,112)

Total other income (expenses)	(1,706,682)	15,740	(1,722,422)

NET LOSS BEFORE TAXES	(6,370,246)	(1,978,165)	(4,392,081)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(6,370,246)	$(1,978,165)	$(4,392,081)

Financial Overview

For the three months ended March 31, 2026 and 2025, we generated revenues of $14,925 and $0, respectively, and reported net loss of $6,370,246 and $1,978,165, respectively. During the three months ended March 31, 2026, operating expenses reflect growing investment in the size of our team for product development, engineering and marketing activities. During the three months ended March 31, 2026, other expenses reflect the activities associated with our convertible notes payable facility.

Revenues

During the three months ended March 31, 2026, we recognized total revenues of $14,925 for monthly subscriptions to the Arrive Point network.

As an early stage company, during the three months ended March 31, 2025, we had no revenues.

Operating Expenses

General and administrative expenses were $4,210,066 for the three months ended March 31, 2026, an increase of $2,315,085, as compared to the three months ended March 31, 2025. Primary components of general and administrative expenses were:

●	Salaries and benefits in total increased by $1,429,519 from the prior year. Base salaries for the three months ended March 31, 2026 were $1,545,967, an increase of $1,313,908 from the same period in the prior year due to new hiring in product development, engineering and sales and marketing. As of March 31, 2026, the Company had 43 full-time salaried employees, compared to six as of March 31, 2025. Bonus expense increased by $241,400 from the same period in the prior year due to a bonus program being implemented for officers. Benefits and payroll taxes increased $178,667 due to the increase in employees. Stock-based compensation for the three months ended March 31, 2026 was $1,043,789 an decrease of $304,456 from the same period in the prior year due to option and stock award plans granted to employees, directors, and consultants.

●	Legal and professional service fees were $689,248 for the three months ended March 31, 2026, an increase of $489,047 from the same period in the prior year due to higher legal fees related to being a public company of $72,218, general corporate legal fees of $147,504, offset by a decrease in legal expenses related to patents of $9,160. Audit, accounting, and related fees increased by $248,287, and other professional fees increased $30,198.

●	Insurance expense was $57,106, an increase of $36,970 from the same period in the prior year, due to higher directors and officers insurance premiums.

●	Rent increased $160,387 from the same period in the prior year, as a result of entering into a new office building that will accommodate the increase in employees and growth and the leasing of delivery robots.

●	Information technology and subscriptions expense was $ 99,951, an increase of $78,717 from the same period in the prior year, due to onboarding a new service provider as well as the increase in employees.

●	Depreciation expense increased by $48,607 from the same period in the prior year due to a higher capital expenditures in the last twelve months.

●	Remaining increase of $76,321 from the same period in the prior year is made up of immaterial individual increases.

Research and Development expenses were $357,073 for the three months ended March 31, 2026, an increase of $265,810 as compared to the same period in the prior year. This is primarily due to the increase of engineering projects resulting in a increase in expense of $196,204, along with higher independent contractor spend of $69,607.

Sales and marketing expenses were $111,350 for the three months ended March 31, 2026, an increase of $103,689 from the same period in the prior year. The increase is due to increased advertising expenses of $26,772, travel and meals and entertainment expense increase of $61,540, and trade show expense increase of $15,378.

Other Income/Expenses

Interest expense of $361,870 for the three months ended March 31, 2026 was comprised primarily of the immediate expensing of the debt issuance costs associated with the bifurcated derivative of $92,400, stated interest on the convertible note of $239,866, and amortization of debt issuance costs of the convertible notes payable of $26,618. Other miscellaneous interest expense and bank fees were $2,986 during the three months ended March 31, 2026. Interest expense and bank fees for the three months ended March 31, 2025 was $1,175.

Other Income of $177,789 for the three months ended March 31, 2026 was recognized from disgorged short-swing profits from two executive officers of $129,701 and dividend and interest income of $48,088. Other income of $16,915 for the three months ended March 31, 2025 was recognized from the Indiana EDGE tax credits.

Change in fair value of derivative liabilities resulted in a non-cash gain of $1,129,769 in 2026, with no comparable amount in 2025. The embedded conversion feature of each convertible note was bifurcated as a derivative liability at issuance under ASC 815 due to the path-dependent lookback formula used to determine the conversion price. Each derivative is remeasured at fair value using a Monte Carlo simulation model at each reporting and conversion date, with changes recognized in earnings. The gain reflects the decline in the Company’s stock price from each issuance date to March 31, 2026, which reduced the expected value of the noteholder’s conversion optionality.

Accretion of debt discount resulted in a non-cash charge of $250,969 in 2026, with no comparable amount in 2025, representing EIM accretion of the combined discount on the host convertible note instruments, consisting of original issue discount, the fair value of each bifurcated derivative at issuance, and allocable debt issuance costs, over the estimated three-year expected term of the notes.

Loss on conversion of convertible notes payable of $2,345,613 in 2026 resulted from the issuance of common stock for the conversion of convertible notes payable with no comparable amount in 2025. Under ASC 470-50, each conversion was treated as a debt conversion, and the loss represents the difference between the net carrying value converted and the fair value of common stock issued.

Realized gains on investments were $446,324, and unrealized losses were $502,112 for the quarter ended March 31, 2026. During the quarter, the Company engaged in short-term investment activities, primarily options, resulting in a net realized gain of $576,970. The Company’s short-term investments, primarily in marketable securities, contributed a realized net loss of $130,646 and an unrealized net loss of $502,112 for the quarter. These activities are part of the Company’s strategy to generate short-term returns on excess cash.

Liquidity and Capital Resources

Liquidity

As of March 31, 2026, the Company had cash and cash equivalents of approximately $5.7 million and short-term investments of approximately $2.8 million. As disclosed in Note 10 “Convertible Notes Payable” of the financial statements, on January 26, 2026, the Company received $9.6 million in net proceeds from a convertible note payable financing transaction with Streeterville Capital, LLC (“Streeterville”), representing $10.0 million in gross proceeds less approximately $0.4 million in banking fees.

As disclosed in Note 10 of the financial statements, the Company is party to a convertible note payable financing arrangement with Streeterville (the “Streeterville Facility”), which initially provided a maximum facility of up to $40,000,000 in gross borrowings, subject to the terms and conditions of the agreement. The convertible note payable includes limitations that may restrict additional borrowings, including (i) a limitation on total outstanding indebtedness and (ii) a minimum market capitalization requirement of $100 million and (iii) a minimum book value of $4 million at the time of a draw. Availability under this facility is subject to the Company’s ability to satisfy these conditions, or the investor’s continued practice of extending funds, despite certain conditions not being met.

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

Management’s plans to address its liquidity needs include: (i) utilizing existing cash and cash equivalents of $5.7 million as of March 31, 2026, (ii) Liquidating approximately $2.8 million of existing short-term investments, and (iii) potentially drawing additional amounts under the Securities Purchase Agreement with Streeterville, which provides up to an additional $19.0 million in gross borrowings, subject to certain conditions including a limitation on total outstanding indebtedness, a minimum market capitalization of $100 million and a minimum book value of $4 million at the time of each draw. The Company’s ability to access these funds is dependent on satisfying these conditions and on Streeterville’s willingness to continue funding draws.

The Company’s continued existence is dependent on its ability to continue its operating plan and to access remaining funds under the Securities Purchase Agreement (“SPA”) or obtain additional debt or equity financing. Accordingly, substantial doubt about the Company’s ability to continue as a going concern is not alleviated by management’s plans. The accompanying Financial Statements do not include any adjustment that might result from the Company’s inability to continue as a going concern.

As of May 12, 2026, the Company’s cash, cash equivalents, and short-term investments are approximately $7.1 million.

Cash Flow and Liquidity

	Three Months Ended March 31,		$
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(2,930,286)	$(546,671)	$(2,383,615)
Investing activities	(3,078,194)	(2,832)	(3,075,362)
Financing activities	9,572,029	715,553	8,856,476
Net increase (decrease) in cash and cash equivalents	$3,563,549	$166,050	$3,397,499

Operating Activities

Net cash used in operating activities was $2,930,286 for the three months ended March 31, 2026, compared to $546,671 for the same period in 2025. The increase in cash outflows of $2,383,615 was primarily due to our increased net loss.

For the three months ended March 31, 2026, our net loss of $6,370,246 was offset by non-cash items of stock-based compensation expense of $1,043,789, depreciation and amortization expense of $56,214, loss on conversion of convertible notes payable of $2,345,613 the accretion of a discount on the convertible notes payable of $250,969, the accretion of issuance costs on convertible notes payable of $119,018, and unrealized loss on investments of $502,112. These are offset by the change of derivative liability of $1,129,769 and the realized gain on investments of $446,324.

Other working capital movements in the period resulted in a positive net cash adjustment of $697,299, primarily due to an increase in accrued expenses of $952,486, an increase in accounts payable of $43,916, and a decrease in accounts receivable of $4,675. This positive adjustment was offset by an increase in other assets of $213,554 and an increase in prepaid expenses of $90,224.

For the three months ended March 31, 2025, operating cash flow used of $546,671 was composed of our net loss of $1,978,165, offset by non-cash items of stock-based compensation expense of $1,348,245 and depreciation and amortization of $7,391. Working capital movements in the prior-year period resulted in a positive net cash adjustment of $75,858 due to an increase in accrued liabilities of $133,627, prepaid expenses of $7,081, other current assets of $1,412, offset by decrease in accounts payable of $66,262.

Investing Activities

Net cash used for investing activities was $3,078,194 for the three months ended March 31, 2026. This was due to capital expenditures of $220,346. We also incurred a net cash outflow from sales and purchases of short-term investments of $2,857,848.

Net cash used for investing activities was $2,832 for the three months ended March 31, 2025. This was due to an increase in construction in progress.

Financing Activities

Net cash provided by financing activities was $9,572,029 for the three months ended March 31, 2026. We received $10,000,000 in proceeds from issuance of convertible notes payable under the Purchase Agreement. These cash inflows were offset by payments made on an outstanding note payable of $2,222, payments for tax withholding for vested restricted stock units of $25,749, and payments of debt issuance costs of $400,000.

For the three months ended March 31, 2025, net cash provided by financing activities was $715,553, which included $717,628 from sales of common stock, offset by payments made on the note payable of $2,075.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2026 and 2025 were $220,346 and $2,832, respectively. Our future capital expenditures will depend on many factors, including, but not limited to our growth, our ability to attract and retain customers, market acceptance of our offerings, the time and extent of spending to support our efforts to develop our platform, the expansion of sales and marketing activities, and the timing and extent of spending for initiatives. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services, and technologies. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

Contractual Obligations/Indebtedness

To provide a clear picture of matters potentially impacting our liquidity position, the table below sets forth a summary of our contractual obligations as of March 31, 2026. Some of the figures included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we may actually pay in future periods could vary from those reflected in the table.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Convertible notes payable principal (1)	$12,540,000	$12,540,000	$-	$-	$-
Vehicle note payable (2)	8,336	8,336	-	-	-
Operating leases (3)	2,479,761	592,176	1,145,388	742,197	-
Interest related to notes payable (4)	522,796	522,796	-	-	-
Patent License Agreement (5)	1,690,000	120,000	240,000	240,000	1,090,000
	$17,240,893	$13,783,308	$1,385,388	$982,197	$1,090,000

(1) Convertible notes payable principal represents borrowings under the Company’s security purchase agreement with Streeterville Capital. The note bears interest at 8% per annum with no set maturity date. The amounts presented represent outstanding principal as of March 31, 2026. The note is convertible into shares of common stock at a price determined pursuant to the agreement. Upon conversion, the obligation would be settled in equity rather than cash. As there is no stated maturity for the notes, the payments were presented in the less than 1 year category for this table.

(2) Vehicle note payable matures in February 2027. The loan is secured by the related vehicle. The amounts presented represent scheduled principal.

(3) Operating lease obligations represent undiscounted fixed lease payments under the Company’s office lease in accordance with ASC 842. Variable lease payments and non-lease components are excluded.

(4) Interest related to notes payable primarily represents accrued interest at March 31, 2026 and projected contractual interest payments on the convertible note, assuming payment proportionately over 2026.

(5) The Company is party to an exclusive patent license agreement with its Chief Executive Officer, Daniel O’Toole, providing rights to certain patented technology through April 2040. The agreement requires fixed payments of $10,000 per month through the patent’s expiration. As of March 31, 2026, the remaining fixed commitment totals approximately $1,690,000. The agreement also provides for a $25 per unit royalty upon achievement of unit sales revenue milestones in excess of $10,000 a month. No royalties have been incurred to date, and future royalty obligations are not currently estimable due to the Company’s limited operating history and uncertain future sales volumes. The License Agreement constitutes a related-party transaction.

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

Because the derivative valuation and host note carrying value share critical assumptions, particularly expected term and equity volatility, changes in those assumptions affect both the fair value of the derivative liabilities and the pattern of interest expense recognized on the host instruments and could have a material effect on our reported net loss in any given period. As of March 31, 2026, the aggregate fair value of the derivative liabilities was $1,440,000 and the net carrying value of the host instruments was $7,681,354. For the three months ended March 31, 2026, the net change in fair value of the derivative liabilities recognized in earnings was a gain of $1,129,769, and interest expense on the convertible notes consisted of stated interest of $239,866, EIM accretion of discount $250,969, and EIM accretion of debt issuance costs of $26,618.

For a complete discussion of these estimates, including valuation inputs, sensitivity analysis, and roll-forward schedules, refer to Note 5, Fair Value Measurements, and Note 10, Convertible Notes Payable.

New Accounting Standards

For a description of new accounting standards that could affect the Company, reference the “Recently Issued Accounting Standards Not Yet Adopted” section of Note 2 to the Financial Statements included in this Form 10-Q.

Off Balance Sheet Arrangements

As of March 31, 2026, we had no off-balance sheet arrangements pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended, that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item because it is a “smaller reporting company.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

The Company did not maintain sufficient controls to ensure the proper identification, bifurcation and fair value measurement of embedded derivatives in hybrid financial instruments, or to ensure that the effective interest method was applied over the accretion period for host debt instruments containing a discount. As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on April 15, 2026, corrective actions have been implemented to address this control weakness; however, as of March 31, 2026, the material weakness had not yet been fully remediated.

Remediation Plan for the Material Weakness

Management has implemented remediation measures to address the material weakness discovered in connection with the preparation of our Annual Report on Form 10-K, filed on April 15, 2026, including enhancing its technical accounting review procedures for complex financial instruments, engaging additional external resources with expertise in derivative accounting under ASC 815, and strengthening its controls around the review and approval of significant accounting estimates and elections. The Company’s Insider Trading Policy has been modified to emphasize the restrictions on any stock transactions within six months of a previous reported transaction. Management may determine to take additional measures to address the material weakness or modify the remediation efforts described above. The material weakness will be considered remediated after the applicable controls have operated for a sufficient period of time and management has concluded that the controls are effective.

On April 15, 2026, the Company filed amended Quarterly Reports on Form 10-Q/A for the periods ended June 30, 2025 and September 30, 2025, reflecting restated financial information related to this material weakness.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2026, management implemented the corrective actions described above under “Remediation Plan for the Material Weakness.” Other than those remediation measures, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) was identified during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the Company’s previously disclosed legal proceedings, and no new matters occurring during the period ended March 31, 2026.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, the Company is not required to provide risk factors in this report. For our current risk factors relating to our operations see the section entitled “Risk Factors” contained in our Annual Report on Form 10-K filed on April 15, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 3, 2026, the Company issued 118,343 shares of common stock to a consultant in exchange for services, with a fair value of $161,000.

Purchases of Equity Securities by the Issuer

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plan
January 1 – January 31	-	$-	-	$9,925,257
February 1 – February 28	-	-	-	9,925,257
March 1 – March 31	-	-	-	-	(1)
	-	$-	-	$-

(1) The Company’s share repurchase program expired on March 31, 2026.

On September 8, 2025, our Board of Directors authorized the repurchase of up to $10,000,000 of the Company’s common shares under the Repurchase Program. The plan expired March 31, 2026. During the three months ended March 31, 2026, the Company did not repurchase any shares of its common stock under the program. As of the program’s expiration, $9,925,257 remained available and unused under the program.

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

Item 6. Exhibits

The following exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer
32.2*	Section 906 Certifications of Chief Financial Officer
101 INS**	INSTANCE DOCUMENT
101 SCH**	SCHEMA DOCUMENT
101 CAL**	CALCULATION LINKBASE DOCUMENT
101 LAB**	LABELS LINKBASE DOCUMENT
101 PRE**	PRESENTATION LINKBASE DOCUMENT
101 DEF**	DEFINITION LINKBASE DOCUMENT
104**	COVER PAGE INTERACTIVE DATA FILE - THE COVER PAGE XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT

*	Filed herewith

**	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these Condensed Consolidated Financial Statements; and (vi) the Cover Page to Quarterly Report on our Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2026	ARRIVE AI INC.

/s/ Todd Pepmeier
Todd Pepmeier
Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

- 46 -