Form 10-Q
period 2026-06-30
Arrive AI Inc.
filed 2026-08-13
CIK 1818274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares of the registrant’s common stock, par value $0.0002 per share, outstanding as of August 5, 2026, was 51,876,209.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ARRIVE AI INC.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,976,535	$2,104,004
Investments at fair value	2,160,954	-
Accounts receivable, net of allowance	9,800	4,975
Inventory	29,378	-
Prepaid expenses	462,859	189,878
Other current assets	12,325	12,325

Total current assets	5,651,851	2,311,182

OTHER ASSETS
Property and equipment, net	817,337	514,684
Right of use assets - operating leases	1,926,885	2,117,284
Patents, net of accumulated amortization of $3,636 and $2,603	271,064	272,097
Deferred offering costs	3,475,514	5,650,185
Other assets	301,257	65,633

Total other assets	6,792,057	8,619,883

TOTAL ASSETS	$12,443,908	$10,931,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$249,611	$183,993
Accrued expenses	1,669,322	538,234
Operating lease liability	424,215	392,950
Derivative liabilities	348,830	1,460,000
Convertible note payable, net of discount and debt issuance costs of $1,842,184, and $3,620,343, respectively	3,460,834	4,144,657
Note payable	15,088	9,140

Total current liabilities	6,167,900	6,728,974

LONG TERM LIABILITIES
Operating lease liability	1,504,887	1,725,073
Note payables, net of current portion	31,563	1,418

Total long term liabilities	1,536,450	1,726,491

Total liabilities	7,704,350	8,455,465

Commitments and Contingencies (See Note 16)

STOCKHOLDERS’ EQUITY
Common stock, $0.0002 par value, 200,000,000 authorized, 51,859,347 and 34,213,387 issued and outstanding at June 30, 2026 and December 31, 2025	10,371	6,841
Additional paid-in capital	53,949,594	31,215,698
Deferred compensation	(26,834)	-
Accumulated deficit	(49,193,573)	(28,746,939)

Total stockholders’ equity	4,739,558	2,475,600

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,443,908	$10,931,065

See accompanying notes to these condensed financial statements.

ARRIVE AI INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

REVENUE	$14,700	$90,725	$29,625	$90,725

OPERATING EXPENSES
General and administrative	4,048,851	3,474,059	8,258,917	5,369,038
Research and development	346,541	293,468	703,614	384,731
Sales and marketing	72,064	49,602	183,414	57,263

Total operating expenses	4,467,456	3,817,129	9,145,945	5,811,032

OTHER INCOME (EXPENSES)
Interest expense	(153,476)	(168,080)	(515,346)	(169,257)
Other income	150,878	43,151	328,668	60,066
Change in fair value of derivative liabilities	93,053	190,000	1,222,822	190,000
Accretion of debt discount	(128,946)	(27,738)	(379,915)	(27,738)
Loss on conversion of convertible notes payable	(9,696,797)	-	(12,042,410)	-
Realized gain (loss) on investments	(123,506)	-	322,818	-
Unrealized gain (loss) on investments	241,136	-	(260,976)	-
Loss on disposal of fixed assets	(5,974)	-	(5,974)	-

Total other income (expenses)	(9,623,632)	37,333	(11,330,313)	53,071

NET LOSS BEFORE TAXES	(14,076,388)	(3,689,071)	(20,446,633)	(5,667,236)

PROVISION (BENEFIT) FOR INCOME TAXES	-	-	-	-

NET LOSS	$(14,076,388)	$(3,689,071)	$(20,446,633)	$(5,667,236)

NET LOSS PER SHARE:
Basic and diluted	$(0.28)	$(0.12)	$(0.47)	$(0.18)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	50,057,185	31,543,921	43,150,562	30,637,620

See accompanying notes to these condensed financial statements.

ARRIVE AI INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Six Months Ended June 30, 2026 and 2025 (Unaudited)

	Number of		Additional	Subscription	Deferred		Total Stockholders’
	Common	Common	Paid-In	Receivable	Compensation	Accumulated	Equity
	Shares	Stock ($)	Capital ($)	($)	($)	Deficit ($)	(Deficit) ($)

BALANCE, JANUARY 1, 2025	29,120,905	$5,822	$14,984,561	$(53,003)	$-	$(15,920,555)	$(983,175)

Issuance of common stock and warrants for cash	96,346	19	677,390	40,219		-	717,628

Issuance of common stock for deferred offering costs	532,913	107	6,927,762	-		-	6,927,869

Stock-based compensation	84,874	17	1,348,228	-		-	1,348,245

Net loss	-	-	-	-		(1,978,165)	(1,978,165)

BALANCE, MARCH 31, 2025	29,835,038	$5,965	$23,937,941	$(12,784)	$-	$(17,898,720)	$6,032,402

Issuance of common stock, warrants, and options for cash	3,000,049	601	301,380	7,617	-	-	309,598

Issuance of common stock for settlement of debt	92,673	19	1,204,718	-	-	-	1,204,737

Reclassification of deferred offering costs	-	-	(871,882)	-	-	-	(871,882)

Issuance of common stock for commitment fee	62,500	12	828,113	-	-	-	828,125

Stock-based compensation	33,125	7	675,501	-	-	-	675,508

Net loss	-	-	-	-	-	(3,689,071)	(3,689,071)

BALANCE JUNE 30, 2025	33,023,385	$6,604	$26,075,771	$(5,167)	$-	$(21,587,791)	$4,489,417

BALANCE, JANUARY 1, 2026	34,213,387	$6,841	$31,215,698	$-	$-	$(28,746,939)	$2,475,600

Issuance of common stock for deferred compensation	118,343	24	160,976	-	(161,000)	-	-

Issuance of common stock under stock plans	102,492	20	(20)	-	-	-	-

Shares withheld for taxes upon vesting of restricted stock units	(32,308)	(6)	(25,743)	-	-	-	(25,749)

Issuance of common stock for the conversion of convertible notes payable	3,329,477	666	6,468,237	-	-	-	6,468,903

Reclassification of derivative liabilities upon conversion of convertible notes payable	-	-	1,200,231	-	-	-	1,200,231

Reclassification of deferred offering costs upon financing drawdown	-	-	(2,174,671)	-	-	-	(2,174,671)

Stock-based compensation	-	-	990,123	-	53,666	-	1,043,789

Net loss	-	-	-	-		(6,370,246)	(6,370,246)

BALANCE, MARCH 31, 2026	37,731,391	7,545	37,834,831	-	(107,334)	(35,117,185)	2,617,857

Issuance of common stock for the conversion of convertible notes payable	14,127,956	2,826	14,336,026	-	-	-	14,338,852

Reclassification of derivative liabilities upon conversion of convertible notes payable	-	-	1,056,948	-	-	-	1,056,948

Stock-based compensation	-	-	721,789	-	80,500	-	802,289

Net loss	-	-	-	-	-	(14,076,388)	(14,076,388)

BALANCE JUNE 30, 2026	51,859,347	10,371	53,949,594	-	(26,834)	(49,193,573)	4,739,558

See accompanying notes to these condensed financial statements.

ARRIVE AI INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2026 and 2025 (Unaudited)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,446,633)	$(5,667,236)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	1,846,078	2,032,723
Depreciation and amortization	121,553	17,118
Credit loss expense	300	-
Operating lease liability - non-cash adjustment	1,478	-
Change in fair value of derivative liabilities	(1,222,822)	(190,000)
Loss on conversion of convertible notes payable	12,042,410	-
Accretion of discount on convertible note payable	379,915	27,738
Accretion and immediate expensing of issuance costs on convertible note payable	133,927	165,869
Realized gain on investments	(322,818)	-
Unrealized loss on investments	260,976	-
Other non-cash item	16,515	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(5,125)	(89,075)
Inventory	(29,378)	-
Prepaid expenses	(272,981)	(141,431)
Other current assets	-	971
Other assets	(235,624)	-
Increase (decrease) in
Accounts payable	65,618	61,131
Accrued expenses	1,408,768	(17,302)

Net cash used in operating activities	(6,257,843)	(3,799,494)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(439,688)	(47,827)
Proceeds from sales of investments	24,258,747	-
Purchase of investments	(26,299,029)	-

Net cash used in investing activities	(2,479,970)	(47,827)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	-	444,360
Taxes paid for shares withheld upon vesting of restricted stock units	(25,749)
Proceeds from the exercise of warrants, net	-	573,896
Proceeds from note payables	40,579	-
Repayments of note payables	(4,486)	(4,187)
Proceeds from issuance of convertible notes payable	10,000,000	4,000,000
Debt issuance costs	(400,000)	-
Deferred offering costs	-	(688,570)

Net cash provided by financing activities	9,610,344	4,325,499

NET INCREASE IN CASH AND CASH EQUIVALENTS	872,531	478,178

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,104,004	129,318

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,976,535	$607,496

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$4,310	$1,939
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Common stock issued as payment of offering costs	$-	$6,927,869
Common stock issued in exchange for services	$161,000	$1,204,737
Common stock issued for conversion of convertible notes payable	$20,807,755	$-
Derivative liabilities reclassified as additional paid-in capital upon conversion of convertible notes payable	$2,257,179	$-
Deferred offering costs recognized as additional paid-in capital upon financing drawdown	$2,174,671	$871,882
Cashless exercise of stock options	$-	$8,970

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments which management believes are necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as originally filed with the Securities and Exchange Commission on April 15, 2026 (“the 2025 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the 2025 Annual Report. The interim operating results for the three and six months ended June 30, 2026 may not be indicative of operating results expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, including money market accounts held at financial institutions. The Company had cash equivalents of $1,649,682 at June 30, 2026, and $0 at December 31, 2025.

Concentration of Credit Risk

The Company’s policy is to maintain its cash balances in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) or by the Securities Investor Protection Corporation (the “SIPC”). The Company may periodically have cash balances in financial institutions in excess of FDIC and SIPC insurance limits. At June 30, 2026, and December 31, 2025, the Company had approximately $2,476,535 and $1,604,004 of cash in excess of insured limits, respectively.

Management believes that the Company is not exposed to any significant risk concerning its cash balances. To date, the Company has not recognized any losses caused by uninsured balances.

Investments at Fair Value

During the three and six months ended June 30, 2026, the Company invested a portion of its excess cash in exchange-traded equity securities. The Company accounts for these investments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 321, Investments—Equity Securities. Equity securities with readily determinable fair values are measured at fair value at each reporting date, with changes in fair value recognized in the statement of operations as unrealized gains or losses. Realized gains and losses on the sale or disposition of equity securities are also recognized in the statement of operations in the period of sale. The Company classifies the fair value of these securities within Level 1 of the fair value hierarchy established under ASC 820, Fair Value Measurement, as the securities are exchange-traded with quoted prices in active markets. As of June 30, 2026 the company held equity securities. At December 31, 2025, the Company held no equity securities.

During the three and six months ended June 30, 2026 and the year ended December 31, 2025, the Company wrote covered call options against its long equity security positions to generate income from option premiums. Written call options are recognized as liabilities at fair value in accordance with ASC 815, Derivatives and Hedging, and are remeasured at fair value at each reporting date. The Company does not designate these instruments as accounting hedges; accordingly, changes in fair value are recognized in the statement of operations within other income (expense). These instruments are classified within Level 1 of the fair value hierarchy, as they are exchange-traded and valued using quoted market prices in active markets. Premiums received are reflected in the initial fair value of the derivative liability and are subsequently recognized in earnings through changes in fair value over the life of the contract, as the options are traded on recognized national exchanges with quoted prices in active markets. Option premium income received at the time of writing is initially recorded as a liability representing the fair value of the written option and is recognized in earnings upon settlement or expiration of the contract.

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

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in earnings in the year of recovery, in accordance with the entity’s accounting policy. At June 30, 2026 and December 31, 2025, management determined that substantially all outstanding receivables were fully collectible. The Company did not incur material write-offs during the six months ended June 30, 2026 and year ended December 31, 2025.

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

The Company has three types of long-lived assets: property and equipment, including vehicles, equipment, and leasehold improvements; construction-in-progress (CIP), and intangible patent assets including those acquired by the acquisition of Airbox Technology in 2023. No impairments of long-lived assets were considered necessary as of June 30, 2026 and December 31, 2025.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and, when applicable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the balance sheet. The Company may request advances or deposits from customers before revenue is recognized, which results in contract liabilities. These contract liabilities are released as the performance obligations are satisfied. As disclosed in NOTE 3, the Company did not have any contract assets or contract liabilities recorded on the balance sheet as of June 30, 2026 and December 31, 2025.

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

Loss per share

The Company follows ASC 260, Earnings per Share, resulting in the presentation of basic and diluted earnings per share. Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during the period. Because the Company reported a net loss for the three and six months ended June 30, 2026 and 2025, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

The following securities were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Convertible notes payable (1)	16,090,884	704,272	16,090,884	704,272
Warrants	-	4,504	-	11,137
Stock options	-	177,485	-	193,721
Restricted stock units	170,604	-	1,040,726	-
Total excluded shares	16,261,488	886,261	17,131,610	909,130

(1)	Amount assumes conversion of convertible notes payable outstanding principal and interest as of June 30, 2026 and 2025, using the conversion price calculated from the minimum 10-day volume weighted average price at June 30, 2026 and 2025, respectively.

Comprehensive Loss

The Company follows ASC 220-10, “Reporting Comprehensive Income (Loss).” Comprehensive loss is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net loss. The Company had no items of other comprehensive income (loss) for three and six months ended June 30, 2026 and 2025. Accordingly, comprehensive loss equals net loss for those periods.

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

For the three and six months ended June 30, 2026 and 2025, the Company recognized R&D expense of $346,541 and $703,614 and $293,468 and $384,731 respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the three and six months ended June 30, 2026 and 2025, were $63,861 and $91,889 and $49,602 and $57,263, respectively. These costs when incurred are included in sales and marketing expenses.

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

The pro-rata portion of the bifurcated derivative liability attributable to the converted principal is remeasured to fair value as of the conversion date. The change in fair value from the most recent prior remeasurement date to the conversion date is recognized in earnings as a gain or loss on change in fair value of derivative liabilities. Upon conversion of the convertible notes payable, the pro-rata portion of the remeasured fair value of the derivative liability is then derecognized from the balance sheet with a credit to additional paid-in capital.

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

NOTE 3 – REVENUE

Disaggregated revenue for the three and six months ended June 30, 2026 and 2025 is as follows:

	3 Months Ended		6 Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue source
Consulting services	$-	$89,000	$-	$89,000
Installation services	-	1,500	-	1,500
Subscription fees	14,700	225	29,625	225
TOTAL REVENUE	$14,700	$90,725	$29,625	$90,725

Timing of Revenue Recognition
Services transferred over time	$14,700	$89,225	$29,625	$89,225
Services transferred at a point in time	-	1,500	-	1,500
TOTAL REVENUE	$14,700	$90,725	$29,625	$90,725

NOTE 4 - GOING CONCERN

As of June 30, 2026, the Company had cash and cash equivalents of approximately $2,976,535 and short-term investments of $2,160,954.

As discussed in Note 10, the Company has entered into a Securities Purchase Agreement with Streeterville that provides for additional financing, subject to the terms and conditions of the agreement.

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

Management has developed plans to address these conditions, which include the following:

●	Utilizing existing cash and cash equivalents of approximately $2,976,535 as of June 30, 2026;

●	Liquidate approximately $2,160,954 of existing short-term investments;

●	Potentially drawing additional amounts under the Securities Purchase Agreement with Streeterville, which provides up to an additional $19.0 million in gross borrowings, subject to certain conditions including a limitation on total outstanding indebtedness, a minimum market capitalization of $100 million and a minimum book value of $4 million at the time of each draw. The Company’s ability to access these funds is dependent on satisfying these conditions or obtain a waiver from Streeterville, if granted.

●	Accessing additional capital under the Company’s shelf registration statement on Form S-3, filed with the SEC on June 1, 2026 and declared effective on June 11, 2026, which registers up to $100,000,000 of securities. Based on the Company’s current public float, the amount of securities that may be sold under the shelf registration statement is currently limited to approximately $15.0 million during any rolling 12-month period. On June 11, 2026, the Company entered into an Equity Distribution Agreement with Maxim Group LLC providing for an at-the-market offering program under which the Company may sell shares of common stock with an aggregate offering price of up to $14,967,247. Sales under the ATM program are subject to market conditions, the trading price and volume of the Company’s common stock, and the continued effectiveness of the registration statement, and there can be no assurance as to the amount or timing of proceeds, if any.

The Company’s ability to continue as a going concern is dependent upon its ability to execute its operating plan and obtain additional financing, whether through additional borrowings under the Securities Purchase Agreement (“SPA”) or other debt or equity financings. There can be no assurance that the Company will be able to access funds under the SPA or obtain additional debt or equity financing. Accordingly, substantial doubt about the Company’s ability to continue as a going concern is not alleviated by management’s plans. These financial statements do not include any adjustment that might result from the Company’s inability to continue as a going concern.

Subsequent to June 30, 2026, on August 6, 2026, the Company experienced a Floor Price Trigger under the SPA when its volume weighted average price (“VWAP”) fell below the Floor Price of $0.25 per share for at least five Trading Days within a seven consecutive Trading Day period. As a result, the Company became obligated to make mandatory monthly cash repayments totaling $962,500, plus accrued and unpaid interest, beginning three Trading Days after the trigger date. These mandatory repayment obligations will continue until such time as the Company’s VWAP exceeds 120% of the Floor Price (i.e., $0.30 per share) for five consecutive Trading Days. There can be no assurance that this cure condition will occur. The Company is currently in discussions with Streeterville regarding potential remediation of the obligations arising from the Floor Price Trigger. There can be no assurance that the Company and Streeterville will reach any agreement with respect thereto.

As of August 13, 2026, the Company’s cash, cash equivalents, and short-term investments were approximately $3 million.

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

The following table presents the Company’s financial liabilities measured at fair value on a recurring basis:

Description	Level	June 30, 2026	December 31, 2025
Investments at fair value	1	$2,160,954	$-
Derivative liabilities – Written call options	1	$58,830	$-
Derivative liabilities – Convertible notes payables	3	$290,000	$1,460,000

The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term nature.

The note payables are carried at amortized cost. The estimated fair value of these instruments approximate their carrying value due to the interest rate approximating current market rates for similar collateralized borrowings.

Derivative Liabilities – Convertible Note Payables

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

Valuation Inputs and Basis of Significant Assumptions

The following inputs were used in the Monte Carlo simulation at each instrument inception measurement date:

Input	Derivative 1 (Convertible Note 1)	Derivative 2 (Convertible Note 2)	Derivative 3 (Convertible Note 3)	Derivative 4 (Convertible Note 4)
Assumed instrument term	3.0 years	3.0 years	3.0 years	2.93 years
Stock price	$13.25	$6.78	$3.90	$2.40
Selected equity volatility	135%	130%	150%	140%
Risk-free rate (continuous compounded)	3.91%	3.68%	3.47%	3.62%
Debt discount rate	25.72%	28.69%	27.06%	27.94%

The following inputs were used in the Monte Carlo simulation to remeasure the derivative liabilities at each reporting date:

Input	June 30, 2026	December 31, 2025
Assumed instrument term	2.50 years	3.0 years
Stock price	$0.43	$2.63
Selected equity volatility	145%	150%
Risk-free rate (continuous compounded)	4.10%	3.52%
Debt discount rate	29.66%	27.10%

The following range of inputs were used in the Monte Carlo simulation to remeasure the derivative liabilities at conversion dates (derivatives with multiple conversions are presented with the range of inputs):

Input	Derivative 1 (Convertible Note 1)	Derivative 2 (Convertible Note 2)	Derivative 3 (Convertible Note 3)	Derivative 4 (Convertible Note 4)
Assumed instrument term	2.7-2.71	2.70	2.73	2.73-2.93
Stock price	$0.88-1.04	$0.88	$1.03	$1.03-2.40
Selected equity volatility	145%	145%	130%	130-145%
Risk-free rate (continuous compounded)	3.76%	3.76%	3.74%	3.47-3.74%
Debt discount rate	27.00-28.37%	27.00%	28.43%	27.94-28.97%

As described in NOTE 10, the convertible notes have no stated maturity. The Company estimated an expected term based on the timing of expected draws from the SPA, the economic structure of the SPA, the conversion mechanics, and its assessment of expected noteholder conversion behavior. This estimate is reassessed at each remeasurement date.

In the above table, the Company disclosed a range of closing day stock prices, historical volatilities, risk-free rates, and debt discount rates used as model inputs for conversion calculations, if the note had multiple conversions during the period. Convertible Note 1 had multiple conversions which fell on the following dates: April 16, 2026 and April 21, 2026. Convertible Note 4 had multiple conversions which fell on the following dates: January 26, 2026, February 18, 2026, March 3, 2026, March 18, 2026 and April 9, 2026.

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

Derivative Liabilities – Convertible Notes Payable Roll-Forward

The following table provides a reconciliation of the derivative liabilities – convertible notes payable measured at fair value using Level 3 inputs for the three and six months ended June 30, 2026:

	Convertible Note 1	Convertible Note 2	Convertible Note 3	Convertible Note 4	Total
Balance on December 31, 2025	$280,000	$580,000	$600,000	$—	$1,460,000
Derivative liability recognized upon issuance of convertible note payable at fair value	-	-	-	2,310,000	2,310,000
Reclassification of derivative liabilities upon conversion of convertible notes payable	-	-	-	(1,200,231)	(1,200,231)
Change in fair value of derivative liabilities – conversion remeasurement	-	-	-	(460,917)	(460,917)
Change in fair value — period-end remeasurement (March 31, 2026)	(110,000)	(210,000)	(210,000)	(138,852)	(668,852)
Balance on March 31, 2026	$170,000	$370,000	$390,000	$510,000	$1,440,000
Reclassification of derivative liabilities upon conversion of convertible notes payable	(186,289)	(64,495)	(76,164)	(730,000)	(1,056,948)
Change in fair value of derivative liabilities – conversion remeasurement	16,289	(10,000)	150,000	220,000	376,289
Change in fair value — period-end remeasurement (June 30, 2026)	-	(165,505)	(303,836)	-	(469,341)
Balance on June 30, 2026	$-	$130,000	$160,000	$-	$290,000

The total net change in fair value of derivative liabilities – convertible notes payable recognized in the statement of operations for the three months and six months ended June 30, 2026 and 2025 was a gain of $93,053, and $1,222,822, and a gain of $190,000, and $190,000, respectively. This is presented within “Change in fair value of derivative liabilities” in the accompanying statement of operations.

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

Derivative Liabilities - Written Call Options

During the three and six months ended June 30, 2026, the Company wrote (sold) call options on exchange-traded equity securities as part of its cash management program. Written call options are accounted for as derivative instruments under ASC 815 and are reported as derivative liabilities in the accompanying balance sheet. The options are measured at fair value on a recurring basis using quoted prices for identical instruments in active markets and are classified within Level 1 of the fair value hierarchy. Changes in fair value are recognized in gain (loss) on investments in other income (expense) in the statement of operations. As of June 30, 2026, the aggregate fair value of written call options was $58,830 covering 10,600 underlying shares with an aggregate notional of $2,067,000, all of which expire within twelve months. The Company held no written option positions at December 31, 2025.

Investments

During the three and six months ended June 30, 2026, the Company held exchange-traded equity securities and written call options that were measured at fair value on a recurring basis and classified within Level 1 of the fair value hierarchy.

During the three and six months ended June 30, 2026, the Company recognized a realized loss of $123,506 and a gain of $322,818, and an unrealized gain of $241,136 and a loss of $260,976 related to equity securities and written call option activity, which is included in other income (expense) in the statement of operations.

As of June 30, 2026, the Company held exchange-traded equity securities and written call options. At December 31, 2025, the Company held no equity securities or written call option positions.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2026	2025
Vehicles	$94,751	$94,751
Equipment	668,985	308,330
Leasehold improvements	204,206	154,375
Construction in progress	80,392	73,787
Total property and equipment	1,048,334	631,243
Less: accumulated depreciation	(230,997)	(116,559)
TOTAL PROPERTY AND EQUIPMENT, NET	$817,337	$514,684

For the three and six months ended June 30, 2026 and 2025, total depreciation expense was $64,823 and $120,520, and $9,576 and $16,666 respectively.

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

Under this lease, the base rent is $44,481 per month for the first twelve months, increasing 3% for each twelve-month period thereafter. The lease is structured as a triple-net arrangement under which the Company also pays taxes, insurance, and common area maintenance charges directly. These triple-net lease (“NNN”) costs are variable in nature and are not included in the measurement of the right-of-use asset or lease liability; they are expensed as incurred. Based on current estimates, NNN costs are approximately $9,885 per month. Total variable lease costs recognized under this arrangement during the three and six months ended June 30, 2026 were approximately $29,655 and $59,310. The estimated all-in monthly occupancy cost is approximately $54,366. This lease arrangement is also disclosed in NOTE 12.

Ground Robot Leases

The Company also leases ground robots used in delivery operations to transport goods between Arrive Point units. These leases have initial terms of two years commencing on July 31, 2025. Lease payments are approximately $4,200 per month. Total lease costs recognized under this arrangement during the six months ended June 30, 2026 were approximately $25,200. The lease includes renewal options; however, renewal periods were not included in the measurement of the right-of-use assets or lease liabilities because the Company has determined that exercise of the renewal options is not reasonably certain at this time.

The ground robot leases and the office space lease have been aggregated in the disclosures below as they share similar remaining terms, discount rates, and lease structures. Management has evaluated the leases and concluded that separate presentation is not necessary to provide a meaningful understanding of the Company’s lease obligations.

Right-of-Use Assets and Lease Liabilities

The following summarizes the right-of-use assets and lease liabilities recorded on the Company’s balance sheet as of June 30, 2026 and December 31,2025:

	June 30,	December 31,
	2026	2025
Right-of-use assets, net	$1,926,885	$2,117,284
Operating lease liabilities – current portion	424,215	392,950
Operating lease liabilities – long-term portion	1,504,887	1,725,073

Lease Cost

The following is a summary of the lease cost of operating leases recognized in the Company’s statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost included in general and administrative expense	$146,783	$-	$293,565	$-
Variable lease costs (NNN)	29,655	-	59,310	-
Short-term lease costs	1,500	17,550	1,500	35,100
Total lease costs	$177,938	$17,550	$354,375	$35,100

Supplemental Cash Flow Information

The following is a summary of the supplemental information related to the Company’s operating leases included in the statements of cash flows:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$292,086	$-
Right-of-use assets obtained in exchange for lease obligations	-	-

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

The weighted-average remaining lease term and weighted-average discount rate for operating leases at June 30, 2026 were 4.17 years and 10.32%, respectively.

Future Lease Payments

The future lease payments required under the Company’s leases as of June 30, 2026 for the years ending December 31 are as follows:

Future minimum lease payments
Remainder of 2026	$296,088
2027	579,102
2028	570,516
2029	587,634
2030	300,378
Total future lease payments	2,333,718
Less: Amount representing interest	(404,616)
Present value of lease liabilities	1,929,102
Less: current portion	(424,215)
Long-term portion	$1,504,887

Scheduled amounts represent contractual base rent only and exclude variable NNN costs. Variable lease costs associated with the ground robot leases, if any, were not material for the three and six months ended June 30, 2026. Based on current estimates, NNN costs are approximately $9,885 per month and are expensed as incurred.

NOTE 8 - PATENTS, NET

Patents consist of the following:

	June 30,	December 31,
	2026	2025
Patents	$274,700	$274,700
Less: accumulated amortization	(3,636)	(2,603)
TOTAL PATENTS	$271,064	$272,097

Eight of the Company’s international patent applications have been issued and are being amortized over the remaining legal life of up to 16 years. The Company did not file for any patents during the three and six months ended June 30, 2026. Amortization expense was $516 and $1,033 and $150 and $452 for the three and six months ended June 30, 2026 and 2025, respectively. Estimated amortization expense on the existing intangible patent assets for the next five years is $2,066 per year.

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

During the six months ended June 30, 2026, the Company raised gross proceeds of $10,000,000 under pre-paid purchase agreements.

The following summarizes the deferred offering balances as of and for the six months ended June 30, 2026:

June 30, 2026
Beginning balance	$5,650,185
Reclassification to additional paid-in capital	(2,174,671)
OUTSTANDING BALANCE	$3,475,514

During the six months ended June 30, 2026, the Company recorded $2,174,671 of deferred offering costs as a reduction of additional paid-in capital in connection with the convertible note financing transaction discussed in NOTE 10. As of June 30, 2026, the Company had remaining deferred offering costs of $3,475,514 related to equity financing transactions under the Securities Purchase Agreement discussed in NOTE 10, which are expected to be recorded as a reduction of additional paid-in capital upon completion of the related transactions.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

Overview of the Purchase Agreement

On March 21, 2025, the Company entered into a Securities Purchase Agreement with Streeterville Capital, LLC (“Streeterville”). The SPA closed on May 15, 2025, upon satisfaction of all conditions precedent. The SPA provides for a maximum facility of $40,000,000, under which three draws were completed during 2025, resulting in aggregate cash proceeds of $11,000,000 and the issuance of convertible notes with an aggregate face amount of $11,890,000. One draw was completed in the first quarter of 2026 resulting in cash proceeds of $10,000,000. As of June 30, 2026, the remaining undrawn capacity under the facility is $19,000,000; however, any future draws remain subject to the satisfaction of conditions precedent set forth in the SPA, and no assurance can be given that additional draws will be made.

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

In connection with the issuance of the Convertible Note 4 in January 2026, the Company incurred debt issuance costs equal to 4% of cash proceeds in 2026 which was $400,000 for Convertible Note 4. In accordance with ASC 835.30 and ASC 815, the Company allocated the debt issuance costs between the host debt instrument and the bifurcated derivative liability based on their relative fair values at the issuance date. Accordingly, $92,400 of the debt issuance costs was allocated to the derivative liability and recognized immediately in other expense during the three months ended March 31, 2026, because costs allocated to a derivative liability measured at fair value through earnings are not eligible for deferral. The remaining $307,600 was recorded as a contra-liability (direct reduction of the carrying value of the host debt instrument) and is being amortized to interest expense using the effective interest method over the estimated expected term, consistent with the accretion of the OID and debt discounts described below. The resulting discount is accreted to par using the effective interest method over the estimated term of each note.

Although the notes have no stated maturity date, the Company estimated an expected term of 2.93 years for purposes of both the EIM accretion schedule and the Monte Carlo valuation of the bifurcated derivative of convertible note 4. This expected term was determined based on (i) the Company’s expected timing of draws under the SPA (ii) the economic terms and structure of the SPA, including the conversion mechanics and the absence of a mandatory redemption date, (iii) the Company’s assessment of the expected conversion behavior of the noteholder based on the Lookback Formula, and (iv) the provisions of the SPA governing the noteholder’s conversion rights. The use of an expected term rather than a contractual maturity is consistent with ASC 820-10-35-24C, which requires that fair value reflect market participant assumptions. Management applied the same expected term in both the EIM accretion model and the Monte Carlo valuation model based on its estimate of the period over which the notes are expected to remain outstanding. The expected term assumption will be reassessed each reporting period in connection with the fair value remeasurement of the derivative liability. The following table shows the initial host carrying value of Convertible Note 4 at inception:

Convertible Note 4
Issuance date	Jan 26, 2026
Face amount	$10,800,000
Original issue discount	(800,000)
Cash proceeds	10,000,000
Debt issuance costs (contra-liability)	(307,600)
Derivative discount (initial fair value of bifurcated derivatives)	(2,310,000)
Commitment shares (discount)	-
INITIAL HOST CARRYING VALUE	$7,382,400

Host Convertible Notes Roll-Forward

The following table sets forth the activity in the carrying value of the host portion of the convertible notes for the six months ended June 30, 2026. Discount accretion is computed using the EIM applied to the initial carrying value of each note over its estimated expected term. Upon conversion, the face amount converted and the pro-rata unamortized discount and issuance costs attributable to the converted portion are removed from the carrying value.

	Convertible Note 1	Convertible Note 2	Convertible Note 3	Convertible Note 4	Total
Balance at January 1, 2026	$367,275	$1,639,474	$2,137,908	$—	$4,144,657
Note issuance — initial host carrying value	—	—	—	7,382,400	7,382,400
EIM accretion of debt discount and issuance costs	47,077	169,576	135,265	69,524	421,442
Conversions — face amount	(1,455,000)	(550,000)	(456,982)	(10,800,000)	(13,261,982)
Conversions — issuance costs	1,021,557	225,716	128,234	3,047,832	4,423,339
Conversions — unamortized discount	19,091	14,458	17,185	300,244	350,978
HOST CARRYING VALUE AT JUNE 30, 2026	$—	$1,499,224	$1,961,610	$—	$3,460,834

Conversion Accounting

See NOTE 2, Convertible Notes Payable and Derivative Liabilities for details on accounting for the conversion of convertible notes payable.

For a summary of derivative liability activity during 2026, including amounts derecognized upon conversion, refer to NOTE 5.

Other income and expenses related to convertible notes

Other income and expenses related to the convertible notes recognized during the three and six months ended June 30, 2026 consisted of the following, presented in the statement of operations:

	3 Months Ended		6 Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stated interest at 8% per annum	$133,074	—	$372,940	—
Accretion of debt discount	128,946	27,738	379,915	27,738
Accretion of debt issuance costs	14,908	1,856	41,527	1,856
Loss on conversion of convertible notes payable	9,696,797	—	12,042,410	—

NOTE 11 - NOTES PAYABLE

Notes payable consists of the following:

	June 30,	December 31,
	2026	2025
Vehicle note payable for $40,248 with monthly installment payments of $799, including interest at 6.99% per annum. The loan is collateralized by the respective vehicle and is due in February 2027.	$6,072	$10,558
Equipment note payable for $40,579 with monthly installment payments of $880, including interest at 1.99% per annum. The loan is collateralized by the respective equipment and is due in July, 2030.	40,579	—
Less current portion	(15,088)	(9,140)
LONG-TERM PORTION	$31,563	$1,418

At June 30, 2026 aggregate future principal payments on the notes payable are as follows:

2026	$8,727
2027	11,348
2028	10,126
2029	10,329
2030	6,121
TOTAL	$46,651

Interest expense related to the notes payable for the three and six months ended June 30, 2026 and 2025, was $132 and $304, and $285 and $607, respectively.

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

For the three and six months ended June 30, 2026 and 2025, the Company recorded licensing fee costs in the amount of $30,000 for each of the three months ended and $60,000 for each of the six months ended, respectively.

Effective October 1, 2025, the Company entered into a noncancelable lease for an office space with an entity owned by the Company’s Chief Executive Officer and principal shareholder. The lease terms are described in NOTE 7 and were evaluated for reasonableness using prevailing market rates for similar properties.

NOTE 13 - STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2026, the Company issued in the aggregate 17,678,268 shares of common stock as follows:

●	118,343 restricted shares issued to a vendor in exchange for marketing services under an agreement which includes a buyback provision, with a fair value of $161,000 recorded to deferred compensation. The related expense is recorded on a straight-line basis over the term of the agreement. During the three and six months ended June 30, 2026, compensation expense of $80,500 and $134,166 was recorded.

●	102,492 shares of restricted stock units vested under the 2023 Equity Incentive Plan. Of these shares, 32,308 were withheld for payroll taxes of $25,749.

●	17,457,433 shares issued, with a fair value of $20,807,755, as a conversion of convertible notes payable, as described in NOTE 10. Because the conversions of Convertible Notes 1 and 2 on April 16, 2026 and April 21, 2026 exceeded the number of shares then registered under the Company’s registration statement, approximately 4,127,956 shares were issued in unregistered transactions. The holders may resell the shares pursuant to an available exemption from registration, including Rule 144, if the applicable requirements are satisfied

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

There were no shares repurchased during the six months ended June 30, 2026. 19,700 shares were repurchased in 2025 totaling $74,743. The 19,700 shares were fully retired as of December 31, 2025, which reduced the number of issued shares of common stock.

NOTE 14 - WARRANTS

The following table summarizes the warrants outstanding as of June 30, 2026 and changes during the six months ended June 30, 2026:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
NONVESTED, DECEMBER 31, 2025	107,741	$10.80	$6.09	1.02	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled/Expired	(79,489)	10.46	5.50	—	—
NONVESTED JUNE 30, 2026	28,252	11.78	7.77	2.33	—
EXERCISABLE, JUNE 30, 2026	28,252	$11.78	$7.77	2.33	$—

The aggregate intrinsic value represents the excess, if any, of the Company’s common stock price over the exercise price of in-the-money warrants as of the applicable reporting date. The stock prices used were $2.63 and $0.429 as of December 31, 2025 and June 30, 2026, respectively.

NOTE 15 - STOCK-BASED COMPENSATION

The Company created the 2023 Equity Incentive Plan (the “Plan”) on April 27, 2023, under which stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other stock-based awards became available for issuance not to exceed 1,500,000. On November 6, 2025, the Board of Directors resolved to increase the share pool under the Plan to 7,000,000 shares. The Plan is designed to attract, retain, and motivate key employees. Currently, the fair value is recognized as an expense over the vesting period of the award. Options are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant, vest over a four-year period, and expire after five or ten years. There are certain situations that may accelerate the vesting or termination of all outstanding options, such as a change in control. Vesting of RSUs awarded to employees may be time or performance-based. As of June 30, 2026, 1,523,552 shares were available for grant under the Plan. The compensation expense related to stock-based awards is included in general and administrative expenses with a corresponding increase to additional paid-in capital.

The following table summarizes the option activity during the six months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
OUTSTANDING, DECEMBER 31, 2025	609,318	$0.80	$10.87	4.90	$1,116,368
Granted	-			-	-
Exercised	-	-	-	-	-
Canceled/Expired	(2,250)	0.76	11.60	-	-
OUTSTANDING, JUNE 30, 2026	607,068	$0.80	$10.87	4.39	$-
VESTED AND EXPECTED TO VEST, JUNE 30, 2026	607,068	0.80	10.87	4.39	-
EXERCISABLE, JUNE 30, 2026	291,453	$0.80	$10.87	6.45	$-

The following table summarizes the nonvested share options for the six months ended June 30, 2026 and activity during the six months ending June 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
OUTSTANDING, DECEMBER 31, 2025	361,327	$0.80	$10.99	3.54	$662,712
Granted	-	-	-	-	-
Vested	(44,265)	0.79	10.92	6.64	-
Canceled/Expired	(1,446)	0.76	11.70	-	-
OUTSTANDING JUNE 30, 2026	315,616	$0.80	$10.86	2.48	$-

The aggregate intrinsic value represents the excess, if any, of the Company’s common stock price over the exercise price of in-the-money options as of the applicable reporting date. The stock prices used were $2.63 and $0.429 as of December 31, 2025 and June 30, 2026, respectively.

As of June 30, 2026, there was $3,393,054 unrecognized compensation expense related to nonvested stock options to be recognized through June 30, 2028. Total compensation expense related to stock options during the three and six months ended June 30, 2026 and 2025 was $239,268 and $480,478, and $244,883 and $489,766, respectively.

The following table summarizes the restricted stock units (“RSUs”) outstanding as of June 30, 2026 and activity during the six months ended June 30, 2026:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
OUTSTANDING, DECEMBER 31, 2025	1,693,202	$3.07
Granted	3,278,103	0.72
Vested	(102,492)	2.63
Canceled/Expired	(138,565)	3.16
OUTSTANDING, JUNE 30, 2026	4,730,248	$1.45

During the six months ended June 30, 2026, 3,278,103 RSUs of shares were issued under the plan to employees with a total fair value of $2,370,750, based on grant date fair value. Of those shares, 1,835,641 vest and are expensed on a straight line basis over a period of three months to four years. There were 102,492 shares vested and 101,886 canceled during the three months ended June 30, 2026. Total compensation expense related to time-based RSUs during the three and six months ended June 30, 2026 and 2025 was $409,357 and $922,539, and $0 and $0, respectively.

During the six months ended June 30, 2026, the remaining 1,442,462 shares vest over terms up to 3 years upon the satisfaction of certain operational goals specified in the underlying agreements. Compensation expense for these performance-based restricted stock units is recognized in accordance with ASC 718 over the requisite service period, when achievement of the performance condition is considered probable. The Company reassesses the probability of achieving such performance conditions at each reporting period and adjusts compensation expense accordingly. To the extent applicable, compensation cost is recognized using an accelerated attribution method for awards with graded vesting features. There were 36,679 performance-based restricted stock units canceled during the six months ended June 30, 2026. Total compensation expense related to performance-based RSUs during the three and six months ended June 30, 2026 and 2025 was $73,164 and $308,895, and $0 and $0, respectively.

As of June 30, 2026, there was $4,686,018 unrecognized compensation expense related to nonvested RSUs to be recognized through June 30, 2030.

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

On March 15, 2023, the Company was named as a defendant in CAUSE NO. 29 D05-2303-PL-002478, originally filed in Hamilton County, Indiana and subsequently moved to Marion County as CAUSE NO. 49 D02-2305-PL-020604. This is an employment action alleging breach of employment agreement; breach of stock purchase agreement; breach of fiduciary duties and non-payment of salary, bonuses, and benefits. Although the settlement demand includes unpaid salary and stock awards of approximately $29 million, the Company does not believe a loss is probable, and the Company is unable to estimate a reasonably possible loss, or range of loss, at this time. No motions are pending, and depositions are underway. No accrual has been recorded as of June 30, 2026.

On September 9, 2025, John Doan and Jami Town named the Company as a defendant in Case No. CL25-3626, pending in Virginia State Court. Doan and Town claim the Company is in breach of contract for loans made to AirBox. The loans were extended to AirBox before the Company purchased its assets in 2023. The Company explicitly acquired only the assets of AirBox and therefore does not believe it is liable for any of its previous liabilities. The Plaintiff’s originally alleged damages and fees total $45,082. They have a current demand of $175,000 which the Company has declined. The Company has filed for removal from the claim. This case was remanded from Federal Court back to Virginia State Court. Since this matter is still in its initial stages, the Company is unable to predict the outcome at this time. No accrual has been recorded as of June 30, 2026.

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

Entity-Wide Disclosures

●	Geographic Revenue Information: For the six months ended June 30, 2026 and 2025, 100% of the Company’s revenue was generated in the United States.

●	Major Customers: The Company has one customer that accounted for more than 90% of total revenue.

●	Geographic Asset Information: Substantially all of the Company’s assets are located in the United States.

NOTE 18 - SUBSEQUENT EVENTS

On July 21, 2026, the Company received a notification letter from The Nasdaq Stock Market LLC stating that it was not in compliance with the Market Value of Publicly Held Shares requirement of Nasdaq Listing Rule 5450(b)(2)(C) for a period of 32 consecutive business days from June 3, 2026 to July 20, 2026. The Company has until January 19, 2027 to regain compliance. This matter is described further in “Nasdaq Listing Compliance” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which description is incorporated herein by reference. The notification has no immediate effect on the listing or trading of the Company’s common stock.

On July 27, 2026, Todd Pepmeier, Chief Financial Officer of the Company, notified the Company of his resignation from his position as Chief Financial Officer, effective August 10, 2026. On July 29, 2026, Laurie Tucker resigned from her position as a director of the Company. Ms. Tucker’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Subsequent to June 30, 2026, on August 6, 2026, our VWAP fell below the Floor Price of $0.25 per share for at least five Trading Days within a seven consecutive Trading Day period, constituting a Floor Price Trigger under the SPA. As a result of this triggering event, we became obligated to make mandatory monthly cash repayments totaling $962,500, plus accrued and unpaid interest, beginning three Trading Days after the trigger date. These mandatory repayments consist of $550,000 under Pre-paid Purchase Agreement 2 and $412,500 under Pre-paid Purchase Agreement 3. These mandatory repayment obligations will continue until such time as our VWAP exceeds 120% of the Floor Price (i.e., $0.30 per share) for five consecutive Trading Days. There can be no assurance that this cure condition will occur. The Company is currently in discussions with Streeterville regarding potential remediation of the obligations arising from the Floor Price Trigger. There can be no assurance that the Company and Streeterville will reach any agreement with respect thereto.

On August 10, 2026, our Board of Directors appointed Piyush Phadke as our Chief Financial Officer, with his duties and responsibilities as Chief Financial Officer commencing as of August 17, 2026. Mr. Phadke brings more than 20 years of capital markets and investment banking experience, including senior roles at Bank of America, BTIG, and Jefferies. For a more complete description of Mr. Phadke’s appointment, please refer to our Current Report on Form 8-K filed on August 12, 2026, which is incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

3. Arrive Point Exchange. Our network of Arrive Points, the supporting software and AI plus ML, collectively create a platform that is intended to provide valuable services and insights to all stakeholders in the ALM ecosystem. For example, our automated delivery marketplace (“ADM”) will use a Google-AdSense-like market to help prioritize and optimize high-demand access schedules and space availability for our access point network. This platform will provide a broad array of critical functions for the ALM ecosystem including arrival/departure scheduling, space optimization, smart delivery notifications, micro weather conditions, local restrictions, transactional status updates, and automation issues/obstacles. These advanced capabilities will be introduced in our AP5 development and pilot program currently in development.

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

Capitalization and Dilution

As of June 30, 2026, we had 51,859,347 shares outstanding. On a fully diluted basis, including outstanding warrants (exercisable for 28,252 shares), options (exercisable for 607,068 shares), and restricted stock units (4,730,248 shares) our total share count is 57,224,915. Additionally, under the Streeterville Purchase Agreement (the “Purchase Agreement”), approximately 16,090,884 shares may be issuable at a discount to the market price upon conversion of the outstanding principal and interest as of June 30, 2026. The Purchase Agreement also specifies the re-purchase of 2,937,500 outstanding pre-delivery shares at par value upon expiration or termination of the agreement.

The table below illustrates potential dilution under different conversion scenarios (unaudited):

Scenario

	Shares Outstanding		% Increase

Current Outstanding (June 30,2026)	51,859,347		-%
With all options, warrants, and RSUs exercised	57,224,915		10%
With conversion of Streeterville balance at June 30	73,315,799	(1)	41%
With re-purchase of pre-delivery shares	70,378,299		36%

(1)	Amount assumes conversion of outstanding principal and interest as of June 30, 2026, using the conversion price calculated from the minimum ten-day volume-weighted average price on June 30, 2026.

The share amounts shown above represent the period-end shares on a fully diluted basis. These potential issuances could materially dilute existing stockholders, particularly if conversion occurs at depressed share prices.

Recent Developments

Standstill Agreement

On May 14, 2026, we entered into a Standstill Agreement (the “Standstill Agreement”) with Streeterville Capital, LLC, a Utah limited liability company (the “Investor”). The Standstill Agreement was entered into in connection with that certain Securities Purchase Agreement, dated March 21, 2025, by and between us and the Investor (the “Purchase Agreement” and, together with all other documents entered into in connection therewith, the “Transaction Documents”), pursuant to which we previously sold and issued to the Investor a series of Pre-Paid Purchases.

Pursuant to the Standstill Agreement, the Investor has agreed, subject to certain conditions, to refrain from delivering Purchase Notices to us under any outstanding Pre-Paid Purchases for the period beginning on May 14, 2026 and ending on December 31, 2026 (the “Standstill Period”). Notwithstanding the foregoing, the Investor may submit purchase notices during the Standstill Period on any trading day on which our shares of common stock trade at a price that is at least fifteen percent (15%) greater than the Nasdaq Minimum Price (as defined under Nasdaq Rule 5635(d)) for such trading day.

Except as set forth in the Standstill Agreement, each outstanding pre-paid purchase remains in full force and effect in accordance with its terms. The Standstill Agreement will terminate upon the occurrence of any material breach of the Standstill Agreement by us or any event of default under any Transaction Document, at which time the Investor shall have the right to submit Purchase Notices in accordance with the applicable outstanding Pre-Paid Purchases. No additional cash or other property consideration was exchanged in connection with the Standstill Agreement.

The foregoing description of the Standstill Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Standstill Agreement, a copy of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2026, and is incorporated herein by reference.

Equity Distribution Agreement

On June 11, 2026, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Maxim Group LLC (“Maxim”), to sell shares of its common stock, par value $0.0002 per share (the “Shares”), having an aggregate offering price of up to $14,967,247, from time to time, through an “at the market offering” program under which Maxim, acting as sales agent, will offer and sell the Shares. The Company will pay Maxim a commission rate equal to 2.5% of the gross sales price from each sale of Shares. The Sales Agreement contains customary representations and warranties and conditions to the sale of the Shares.

The Company is not obligated to sell any of the Shares under the Sales Agreement and may at any time suspend sales thereunder. The Sales Agreement may be terminated by the Company with five days’ notice following six months from the date of the Sales Agreement, or by Maxim with five days’ notice at any time, or earlier under certain circumstances.

The Shares will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-296392) filed by the Company with the SEC and declared effective by the SEC on June 11, 2026 (the “Registration Statement”). The Company filed a prospectus supplement (the “Prospectus Supplement”), dated June 12, 2026, to the Registration Statement with the SEC in connection with the offer and sale of the Shares.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2026, and is incorporated herein by reference.

Departure of Chief Financial Officer and Director

On July 27, 2026, Todd Pepmeier, Chief Financial Officer of the Company, notified the Company of his resignation from his position as Chief Financial Officer, effective August 10, 2026.

On July 29, 2026, Laurie Tucker resigned from her position as a director of the Company. Ms. Tucker’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Floor Price Trigger

On August 6, 2026, our VWAP fell below the Floor Price of $0.25 per share for at least five Trading Days within a seven consecutive Trading Day period, constituting a Floor Price Trigger under the SPA. As a result of this triggering event, we became obligated to make mandatory monthly cash repayments totaling $962,500, plus accrued and unpaid interest, beginning three Trading Days after the trigger date. These mandatory repayments consist of $550,000 under Pre-paid Purchase Agreement 2 and $412,500 under Pre-paid Purchase Agreement 3. These mandatory repayment obligations will continue until such time as our VWAP exceeds 120% of the Floor Price (i.e., $0.30 per share) for five consecutive Trading Days. There can be no assurance that this cure condition will occur.

The Company is currently in discussions with Streeterville regarding potential remediation of the obligations arising from the Floor Price Trigger. There can be no assurance that the Company and Streeterville will reach any agreement with respect thereto.

Appointment of Chief Financial Officer

On August 10, 2026, our Board of Directors appointed Piyush Phadke as our Chief Financial Officer, with his duties and responsibilities as Chief Financial Officer commencing as of August 17, 2026. Mr. Phadke brings more than 20 years of capital markets and investment banking experience, including senior roles at Bank of America, BTIG, and Jefferies. For a more complete description of Mr. Phadke’s appointment, please refer to our Current Report on Form 8-K filed on August 12, 2026, which is incorporated herein by reference.

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

On June 2, 2026, we received an additional deficiency letter from Nasdaq notifying us that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we are not in compliance with the minimum bid price requirement of $1.00 per share for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until November 30, 2026, to regain compliance. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to November 30, 2026.

If we do not regain compliance by November 30, 2026, we may be eligible for a second 180-day compliance period. However, such eligibility requires that we apply to transfer our listing from The Nasdaq Global Market to The Nasdaq Capital Market and that we meet all applicable initial listing standards for The Nasdaq Capital Market, other than the minimum bid price requirement, at the time of any such application. There can be no assurance that we would meet those standards or that Nasdaq would approve any such transfer. If we do not regain compliance within the first 180-day period and are not eligible for or do not obtain a second compliance period, Nasdaq will provide notice that our common stock will be subject to delisting, and we would be entitled to appeal that determination to a Nasdaq hearings panel.

The Minimum Bid Price deficiency notice has no immediate effect on the listing or trading of our common stock, which continues to trade on Nasdaq under the symbol “ARAI.” We intend to actively monitor our common stock bid price and evaluate available options to regain compliance, including the potential use of a reverse stock split, though there can be no assurance that we will be able to do so within the allotted compliance period.

Subsequent to June 30, 2026, on July 21, 2026, we received a new notification letter from Nasdaq advising that we were again not in compliance with the MVPHS Requirement under Nasdaq Listing Rule 5450(b)(2)(C), as we failed to meet the $15,000,000 minimum Market Value of Publicly Held Shares for 32 consecutive business days from June 3, 2026 to July 20, 2026. This is a renewed deficiency under the same rule for which we previously regained compliance, as described above. We have 180 calendar days, or until January 19, 2027, to regain compliance, which requires the MVPHS to equal or exceed $15,000,000 for a minimum of 10 consecutive business days prior to that date. If we do not regain compliance by that date, we may consider applying to transfer our listing to The Nasdaq Capital Market, subject to meeting that market’s initial listing standards. The notification letter has no immediate effect on the listing or trading of our common stock, which continues to trade on Nasdaq under the symbol “ARAI.”

As of the date of this Quarterly Report, we therefore have three separate outstanding Nasdaq continued listing deficiencies: the MVLS deficiency (cure deadline September 28, 2026), the Minimum Bid Price deficiency (cure deadline November 30, 2026), and the renewed MVPHS deficiency (cure deadline January 19, 2027).

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

Customer Concentration

Our revenues to date have been derived from a limited number of customers. In the six months ended June 30, 2026, more than 90% of our total revenue came from a single customer. If we are unable to expand our customer base and generate recurring subscription revenue, our results of operations will remain highly volatile.

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

Components of Results of Operations

Revenue. Revenue consists of consulting services, installation services and subscription fees. Consulting services, and installation fees are typically project-based and non-recurring in nature. Subscription services are recurring and paid either up-front or monthly for an annual term. We anticipate these revenue streams to continue in future quarters while we develop new revenue models for the autonomous delivery marketplace and AI data insight monetization.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026, and June 30, 2025

	2026	2025	Change
REVENUE	$14,700	$90,725	$(76,025)

OPERATING EXPENSES
General and administrative	4,048,851	3,474,059	574,792
Research and development	346,541	293,468	53,073
Sales and marketing	72,064	49,602	22,462

Total operating expenses	4,467,456	3,817,129	650,327

OTHER INCOME (EXPENSES)
Interest Expense	(153,476)	(168,080)	14,604
Other income	150,878	43,151	107,726
Change in fair value of derivative liabilities	93,053	190,000	(96,947)
Accretion of debt discount	(128,946)	(27,738)	(101,208)
Loss on conversion of convertible notes payable	(9,696,797)	-	(9,696,797)
Realized gain (loss) on investments	(123,506)	-	(123,506)
Unrealized gain (loss) on investments	241,136	-	241,136
Loss on disposal of fixed assets	(5,974)	-	(5,974)

Total other income (expenses)	(9,623,632)	37,333	(9,660,965)

NET LOSS BEFORE TAXES	(14,076,388)	(3,689,071)	(10,387,317)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(14,076,388)	$(3,689,071)	$(10,387,317)

Financial Overview

For the three months ended June 30, 2026 and 2025, we generated revenues of $14,700 and $90,725, respectively, and reported net loss of $14,076,388 and $3,689,071, respectively. During the three months ended June 30, 2026, operating expenses reflect growing investment in the size of our team for product development, engineering and marketing activities. During the three months ended June 30, 2026, other expenses reflect the activities associated with our convertible notes payable facility.

Revenues

During the three months ended June 30, 2026, we recognized total revenues of $14,700 for monthly subscriptions to the Arrive Point network.

During the three months ended June 30, 2025, we recognized total revenues of $90,725. Of this $89,000 was for design and consulting services, $1,500 for installation fees, and $225 for monthly subscriptions.

Operating Expenses

General and administrative expenses were $4,048,851 for the three months ended June 30, 2026, an increase of $574,792, as compared to the three months ended June 30, 2025. Primary components of general and administrative expenses were:

●	Salaries and benefits in total decreased by $144,794 from the prior year. Bonus expense decreased by $1,865,131 from the same period in the prior year due to a large one-time bonus paid in the 2025 period related to the direct listing. Base salaries for the three months ended June 30, 2026 were $1,665,023, an increase of $1,497,896 from the same period in the prior year due to new hiring in product development, engineering, and sales and marketing. As of June 30, 2026, the Company had 50 full-time salaried employees, compared to six as of June 30, 2025. Stock-based compensation for the three months ended June 30, 2026 was $802,289, an increase of $120,720 from the same period in the prior year due to option and stock award plans granted to employees and directors. Benefits and payroll taxes increased $101,721 due to the increase in employees.

●	Legal and professional service fees were $842,167 for the three months ended June 30, 2026, an increase of $330,728 from the same period in the prior year due to higher general corporate legal fees of $306,861, offset by a decrease in legal expenses related to patents of $15,335, and lower legal fees related to being a public company of $72,730. Audit, accounting, and related fees increased by $218,290, and other professional fees decreased by $106,338.

●	Insurance expense was $70,687, an increase of $16,193 from the same period in the prior year, due to higher directors and officers insurance premiums.

●	Rent increased $158,887 from the same period in the prior year, as a result of entering into a new office building that will accommodate the increase in employees and growth and the leasing of delivery robots.

●	Information technology and subscriptions expense was $110,148, an increase of $75,006 from the same period in the prior year, due to onboarding a new service provider as well as the increase in employees.

●	Depreciation expense increased by $55,247 from the same period in the prior year due to a higher capital expenditures in the last twelve months.

●	The remaining increase of $83,528 from the same period in the prior year is made up of immaterial individual increases.

Research and Development expenses were $346,541 for the three months ended June 30, 2026, an increase of $53,073 as compared to the same period in the prior year. This is primarily due to the increase of engineering projects resulting in an increase in expense of $163,466, offset by lower independent contractor spend of $110,394.

Sales and marketing expenses were $72,064 for the three months ended June 30, 2026, an increase of $22,462 from the same period in the prior year. The increase is due to increased advertising expenses of $23,204, increase in trade show expense of $398, offset by a decrease in travel and meals and entertainment expense of $1,140.

Other Income/Expenses

Interest expense of $153,476 for the three months ended June 30, 2026 was comprised primarily of stated interest on the convertible note of $133,074, and amortization of debt issuance costs of the convertible notes payable of $14,908. Other miscellaneous interest expense and bank fees were $5,492 during the three months ended June 30, 2026. Interest expense and bank fees for the three months ended June 30, 2025 were $2,212.

Other Income of $150,879 for the three months ended June 30, 2026 was primarily recognized from R&D Tax Credits of $94,589 and dividend and interest income of $56,290. Other income of $43,151 for the three months ended June 30, 2025 was recognized from the Indiana EDGE tax credits.

Change in fair value of derivative liabilities resulted in a non-cash gain of $93,053 for the three months ended June 30, 2026, a decrease of $96,947 compared to the same period gain of $190,000 in 2025. The embedded conversion feature of each convertible note was bifurcated as a derivative liability at issuance under ASC 815 due to the path-dependent lookback formula used to determine the conversion price. Each derivative is remeasured at fair value using a Monte Carlo simulation model at each reporting and conversion date, with changes recognized in earnings. The gain reflects the decline in the Company’s stock price from each issuance date to June 30, 2026, which reduced the expected value of the noteholder’s conversion optionality.

Accretion of debt discount resulted in a non-cash charge of $128,946 in 2026, an increase of $101,208 compared to the same period in 2025, representing EIM accretion of the combined discount on the host convertible note instruments, consisting of original issue discount, the fair value of each bifurcated derivative at issuance, and allocable debt issuance costs, over the estimated three-year expected term of the notes.

Loss on conversion of convertible notes payable of $9,696,797 for the three months ended June 30, 2026 resulted from the issuance of common stock for the conversion of convertible notes payable, an increase of $9,696,797 compared to the same period in 2025. Under ASC 470-50, each conversion was treated as a debt conversion, and the loss represents the difference between the net carrying value converted and the fair value of common stock issued.

Realized losses on investments were $123,506, and unrealized gains were $241,136 for the three months ended June 30, 2026. During the quarter, the Company engaged in short-term investment activities, primarily options, resulting in a realized gain of $504,112 and unrealized loss of $26,500. The Company’s short-term investments, primarily in marketable securities, contributed a realized loss of $627,618 and an unrealized gain of $267,636 for the quarter. These activities are part of the Company’s strategy to generate short-term returns on excess cash.

Loss on disposal of fixed assets was $5,974 and was the result of a partially depreciated Arrive Point taken out of service.

Comparison of the Six Months Ended June 30, 2026, and June 30, 2025

	2026	2025	Change
REVENUE	$29,625	$90,725	$(61,100)

OPERATING EXPENSES
General and administrative	8,258,917	5,369,038	2,889,879
Research and development	703,614	384,731	318,883
Sales and marketing	183,414	57,263	126,151

Total operating expenses	9,145,945	5,811,032	3,334,913

OTHER INCOME (EXPENSES)
Interest Expense	(515,346)	(169,257)	(346,089)
Other income	328,668	60,066	268,602
Change in fair value of derivative liabilities	1,222,822	190,000	1,032,822
Accretion of debt discount	(379,915)	(27,738)	(352,177)
Loss on conversion of convertible notes payable	(12,042,410)	-	(12,042,410)
Realized gain (loss) on investments	322,818	-	322,818
Unrealized gain (loss) on investments	(260,976)	-	(260,976)
Loss on disposal of fixed assets	(5,974)	-	(5,974)

Total other income (expenses)	(11,330,313)	53,071	(11,383,384)

NET LOSS BEFORE TAXES	(20,446,633)	(5,667,236)	(14,779,397)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(20,446,633)	$(5,667,236)	$(14,779,397)

Financial Overview

For the six months ended June 30, 2026 and 2025, we generated revenues of $29,625 and $90,725, respectively, and reported net loss of $20,446,633 and $5,667,236, respectively. During the six months ended June 30, 2026, operating expenses reflect growing investment in the size of our team for product development, engineering and marketing activities. During the six months ended June 30, 2026, other expenses reflect the activities associated with our convertible notes payable facility.

Revenues

During the six months ended June 30, 2026, we recognized total revenues of $29,625 for monthly subscriptions to the Arrive Point network.

During the six months ended June 30, 2025, we recognized total revenues of $90,725. Of this $89,000 was for design and consulting services, $1,500 for installation fees, and $225 for monthly subscriptions.

Operating Expenses

General and administrative expenses were $8,258,917 for the six months ended June 30, 2026, an increase of $2,889,879, as compared to the six months ended June 30, 2025. Primary components of general and administrative expenses were:

●	Salaries and benefits in total increased by $1,288,491 from the prior year. Base salaries for the six months ended June 30, 2026 were $3,210,990, an increase of $2,811,804 from the same period in the prior year due to new hiring in product development, engineering and sales and marketing. As of June 30, 2026, the Company had 50 full-time salaried employees, compared to six as of June 30, 2025. Benefits and payroll taxes increased $287,063 due to the increase in employees. Bonus expense decreased by $1,623,731 from the same period in the prior year due to a large one-time bonus paid in the 2025 period related to the direct listing of $1,866,532. Stock-based compensation for the six months ended June 30, 2026 was $1,846,078, a decrease of $186,645 from the same period in the prior year due to option and stock award plans granted to employees, directors, and consultants.

●	Legal and professional service fees were $1,531,415 for the six months ended June 30, 2026, an increase of $819,774 from the same period in the prior year due to higher general corporate legal fees of $454,365, offset by a decrease in legal expenses related to patents of $24,515, and a decrease in legal expenses related to being a public company of $512. Audit, accounting, and related fees increased by $466,576, and other professional fees decreased $76,140.

●	Insurance expense was $127,794, an increase of $53,162 from the same period in the prior year, due to higher directors and officers insurance premiums.

●	Rent increased $319,275 from the same period in the prior year, as a result of entering into a new office building that will accommodate the increase in employees and growth and the leasing of delivery robots.

●	Information technology and subscriptions expense was $210,099, an increase of $153,772 from the same period in the prior year, due to onboarding a new service provider as well as the increase in employees.

●	Depreciation expense increased by $103,855 from the same period in the prior year due to a higher capital expenditures in the last twelve months.

●	The remaining increase of $155,366 from the same period in the prior year is made up of immaterial individual increases.

Research and Development expenses were $703,614 for the six months ended June 30, 2026, an increase of $318,883 as compared to the same period in the prior year. This is primarily due to an increase in engineering projects resulting in an increase in expense of $359,670, offset by lower independent contractor spend of $40,787.

Sales and marketing expenses were $183,414 for the six months ended June 30, 2026, an increase of $126,152 from the same period in the prior year. The increase is due to increased advertising expenses of $49,976, travel and meals and entertainment expense increase of $60,401, and trade show expense increase of $15,776.

Other Income/Expenses

Interest expense of $515,346 for the six months ended June 30, 2026 was comprised primarily of the immediate expensing of the debt issuance costs associated with the bifurcated derivative of $92,400, stated interest on the convertible note of $372,940, and amortization of debt issuance costs of the convertible notes payable of $41,527. Other miscellaneous interest expense and bank fees were $8,479 during the six months ended June 30, 2026. Interest expense and bank fees for the six months ended June 30, 2025 was $169,257.

Other Income of $328,668 for the six months ended June 30, 2026 was recognized from disgorged short-swing profits from two executive officers of $129,701, R&D Tax Credits of $94,589, and dividend and interest income of $104,378. Other income of $60,066 for the six months ended June 30, 2025 was recognized from the Indiana EDGE tax credits.

Change in fair value of derivative liabilities resulted in a non-cash gain of $1,222,822 for the six months ended June 30, 2026, an increase of $1,032,822 compared to the same period gain of $190,000 in 2025. The embedded conversion feature of each convertible note was bifurcated as a derivative liability at issuance under ASC 815 due to the path-dependent lookback formula used to determine the conversion price. Each derivative is remeasured at fair value using a Monte Carlo simulation model at each reporting and conversion date, with changes recognized in earnings. The gain reflects the decline in the Company’s stock price from each issuance date to June 30, 2026, which reduced the expected value of the noteholder’s conversion optionality.

Accretion of debt discount resulted in a non-cash charge of $379,915 for the six months ended June 30, 2026, an increase of $352,177 compared to the same period in 2025, representing EIM accretion of the combined discount on the host convertible note instruments, consisting of original issue discount, the fair value of each bifurcated derivative at issuance, and allocable debt issuance costs, over the estimated three-year expected term of the notes.

Loss on conversion of convertible notes payable of $12,042,410 for the six months ended June 30, 2026 resulted from the issuance of common stock for the conversion of convertible notes payable. This was an increase of $12,042,410 compared to the same period in 2025. Under ASC 470-50, each conversion was treated as a debt conversion, and the loss represents the difference between the net carrying value converted and the fair value of common stock issued.

Realized gains on investments were $322,818, and unrealized losses were $260,976 for the six months ended June 30, 2026. During the six months ended June 30, 2026, the Company engaged in short-term investment activities, primarily options, resulting in a realized gain of $1,081,082 and unrealized losses of $26,500. The Company’s short-term investments, primarily in marketable securities, contributed a realized loss of $758,264 and an unrealized loss of $234,476 for the six months ended June 30, 2026. These activities are part of the Company’s strategy to generate short-term returns on excess cash.

Loss on disposal of fixed assets was $5,974 and was the result of a partially depreciated Arrive Point taken out of service.

Liquidity and Capital Resources

Liquidity

As of June 30, 2026, the Company had cash and cash equivalents of approximately $2,976,535 and short-term investments of approximately $2,160,954.

As disclosed in Note 10 of the financial statements, the Company is party to a convertible note payable financing arrangement with Streeterville (the “Streeterville Facility”), which initially provided a maximum facility of up to $40,000,000 in gross borrowings, subject to the terms and conditions of the agreement. As of June 30, 2026, the remaining undrawn capacity under the facility is $19,000,000. The convertible note payable includes limitations that may restrict additional borrowings, including (i) a limitation on total outstanding indebtedness and (ii) a minimum market capitalization requirement of $100 million and (iii) a minimum book value of $4 million at the time of a draw. Availability under this facility is subject to the Company’s ability to satisfy these conditions, or the investor’s continued practice of extending funds, despite certain conditions not being met.

On June 11, 2026, the Company entered into an Equity Distribution Agreement with Maxim Group LLC providing for an at-the-market offering program under which the Company may sell shares of common stock with an aggregate offering price of up to $14,967,247. Sales under the ATM program are subject to market conditions, the trading price and volume of the Company’s common stock, and the continued effectiveness of the registration statement, and there can be no assurance as to the amount or timing of proceeds, if any.

Going Concern

The accompanying Financial Statements in Item 1 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In accordance with ASC 205-40, Presentation of Financial Statements - Going Concern, management evaluated whether conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The Company has incurred recurring operating losses and has experienced negative cash flows from operations since inception and expects to continue to do so as it invests in product development, commercialization, and infrastructure. These conditions, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to address its liquidity needs include: (i) utilizing existing cash and cash equivalents of $2,976,535 as of June 30, 2026, (ii) Liquidating $2,160,954 of existing short-term investments, (iii) accessing additional capital under the Company’s shelf registration statement on Form S-3, where the Company may sell shares of common stock with an aggregate offering price of up to $14,967,247, and (iv) potentially drawing additional amounts under the Securities Purchase Agreement with Streeterville, which provides up to an additional $19.0 million in gross borrowings, subject to certain conditions including a limitation on total outstanding indebtedness, a minimum market capitalization of $100 million and a minimum book value of $4 million at the time of each draw. The Company’s ability to access these funds is dependent on satisfying these conditions or obtain a waiver from Streeterville, if granted.

The Company’s ability to continue as a going concern is dependent upon its ability to execute its operating plan and obtain additional financing, whether through additional borrowings under the Securities Purchase Agreement (“SPA”)or other debt or equity financings. There can be no assurance that the Company will be able to access funds under the SPA or obtain additional debt or equity financing. Accordingly, substantial doubt about the Company’s ability to continue as a going concern is not alleviated by management’s plans. The accompanying Financial Statements do not include any adjustment that might result from the Company’s inability to continue as a going concern.

Subsequent to June 30, 2026, on August 6, 2026, our VWAP fell below the Floor Price of $0.25 per share for at least five Trading Days within a seven consecutive Trading Day period, constituting a Floor Price Trigger under the SPA. As a result of this triggering event, we became obligated to make mandatory monthly cash repayments totaling $962,500, plus accrued and unpaid interest, beginning three Trading Days after the trigger date. These mandatory repayments consist of $550,000 under Pre-paid Purchase Agreement 2 and $412,500 under Pre-paid Purchase Agreement 3. These mandatory repayment obligations will continue until such time as our VWAP exceeds 120% of the Floor Price (i.e., $0.30 per share) for five consecutive Trading Days. There can be no assurance that this cure condition will occur. The Company is currently in discussions with Streeterville regarding potential remediation of the obligations arising from the Floor Price Trigger. There can be no assurance that the Company and Streeterville will reach any agreement with respect thereto.

As of August 13, 2026, the Company’s cash, cash equivalents, and short-term investments are approximately $3 million.

Cash Flow and Liquidity

	Six Months Ended June 30,		$
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(6,257,843)	$(3,799,494)	$(2,458,349)
Investing activities	(2,479,970)	(47,827)	(2,432,143)
Financing activities	9,610,344	4,325,499	5,284,845
Net increase (decrease) in cash and cash equivalents	$872,531	$478,178	$394,353

Operating Activities

Net cash used in operating activities was $6,257,843 for the six months ended June 30, 2026, compared to $3,799,494 for the same period in 2025. The increase in cash outflows of $2,458,349 was primarily due to our increased net loss.

For the six months ended June 30, 2026, our net loss of $20,446,633 was offset by non-cash items of stock-based compensation expense of $1,846,078, depreciation and amortization expense of $121,553, loss on conversion of convertible notes payable of $12,042,410 the accretion of a discount on the convertible notes payable of $379,915, the accretion of issuance costs on convertible notes payable of $133,927, unrealized loss on investments of $260,976, and other non-cash items of $16,515. These are offset by the change in fair value of derivative liabilities of $1,222,822 and the realized gain on investments of $322,818.

Other working capital movements in the period resulted in a positive net cash adjustment of $931,278, primarily due to an increase in accrued expenses of $1,408,768 and an increase in accounts payable of $65,618. This positive adjustment was offset by an increase in other assets of $235,624, an increase in prepaid expenses of $272,981, an increase to inventory of $29,378 and an increase in accounts receivable of $5,125.

For the six months ended June 30, 2025, net cash flow used in operating activities of $3,799,494 was composed of our net loss of $5,667,236 and the change in fair value of derivative liabilities of $190,000, offset by non-cash items of stock-based compensation expense of $2,032,723, depreciation and amortization of $17,118, the accretion of a discount on the convertible notes payable of $27,738, and accretion of issuance costs on convertible notes payable of $165,869. Other working capital movements in the period resulted in a net cash outflow of $185,706, primarily due to an increase in prepaid expenses of $141,431, accounts receivable of $89,075, and a reduction of accrued expenses of $17,302 partially offset by increases in accounts payable of $61,131.

Investing Activities

Net cash used for investing activities was $2,479,970 for the six months ended June 30, 2026. This was due to capital expenditures of $439,688. We also incurred a net cash outflow from sales and purchases of short-term investments of $2,040,282.

Net cash used for investing activities was $47,827 for the six months ended June 30, 2025. This was due to an increase in capital expenditures for Arrive Point units.

Financing Activities

Net cash provided by financing activities was $9,610,344 for the six months ended June 30, 2026. We received $10,000,000 in proceeds from issuance of convertible notes payable under the Purchase Agreement. These cash inflows were offset by payments made on an outstanding note payable of $4,486, payments for tax withholding for vested restricted stock units of $25,749, and payments of debt issuance costs of $400,000.

For the six months ended June 30, 2025, net cash provided by financing activities was $4,325,499, resulting from proceeds from the issuance of convertible note payable of $4,000,000 under the Streeterville Purchase Agreement, net proceeds of $444,360 from other sales of common stock, and $573,896 from exercise of outstanding warrants. These cash inflows were offset by payments made on the note payable of $4,187 and payments for deferred offering costs of $688,570.

Capital Expenditures

Capital expenditures for the six months ended June 30, 2026 and 2025 were $439,688 and $47,827, respectively. Our future capital expenditures will depend on many factors, including, but not limited to our growth, our ability to attract and retain customers, market acceptance of our offerings, the time and extent of spending to support our efforts to develop our platform, the expansion of sales and marketing activities, and the timing and extent of spending for initiatives. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services, and technologies. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

Contractual Obligations/Indebtedness

To provide a clear picture of matters potentially impacting our liquidity position, the table below sets forth a summary of our contractual obligations as of June 30, 2026. Some of the figures included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we may actually pay in future periods could vary from those reflected in the table.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible notes payable principal (1)	$5,303,018	$5,303,018	$-	$-	$-
Vehicle and equipment note payables (2)	46,651	15,088	20,252	11,311	-
Operating leases (3)	2,333,718	596,178	1,141,158	596,382	-
Interest related to notes payable (4)	378,191	378,191	-	-	-
Patent License Agreement (5)	1,660,000	120,000	240,000	240,000	1,060,000
	$9,721,578	$6,412,474	$1,401,410	$847,693	$1,060,000

(1) Convertible notes payable principal represents borrowings under the Company’s security purchase agreement with Streeterville Capital. The note bears interest at 8% per annum with no set maturity date. The amounts presented represent outstanding principal as of June 30, 2026. The note is convertible into shares of common stock at a price determined pursuant to the agreement. Upon conversion, the obligation would be settled in equity rather than cash. As there is no stated maturity for the notes, the payments were presented in the less than 1 year category for this table.

(2) The Vehicle note payable matures in February 2027 and the Equipment note payable matures in June 2030. Both loans are secured by the related asset. The amounts presented represent scheduled principal.

(3) Operating lease obligations represent undiscounted fixed lease payments under the Company’s office lease in accordance with ASC 842. Variable lease payments and non-lease components are excluded.

(4) Interest related to notes payable primarily represents accrued interest at June 30, 2026 and projected contractual interest payments on the convertible note, assuming payment proportionately over 2026.

(5) The Company is party to an exclusive patent license agreement with its Chief Executive Officer, Daniel O’Toole, providing rights to certain patented technology through April 2040. The agreement requires fixed payments of $10,000 per month through the patent’s expiration. As of June 30, 2026, the remaining fixed commitment totals approximately $1,660,000. The agreement also provides for a $25 per unit royalty upon achievement of unit sales revenue milestones in excess of $10,000 a month. No royalties have been incurred to date, and future royalty obligations are not currently estimable due to the Company’s limited operating history and uncertain future sales volumes. The License Agreement constitutes a related-party transaction.

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

Because the derivative valuation and host note carrying value share critical assumptions, particularly expected term and equity volatility, changes in those assumptions affect both the fair value of the derivative liabilities and the pattern of interest expense recognized on the host instruments and could have a material effect on our reported net loss in any given period. As of June 30, 2026, the aggregate fair value of the derivative liabilities was $290,000 and the net carrying value of the host instruments was $3,460,834. For the six months ended June 30, 2026, the net change in fair value of the derivative liabilities recognized in earnings was a gain of $1,222,822, and interest expense on the convertible notes consisted of stated interest of $372,940, EIM accretion of discount $379,915, and EIM accretion of debt issuance costs of $41,527.

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

Off Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet arrangements pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended, that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item because it is a “smaller reporting company.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that as of June 30, 2026, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

The Company did not maintain sufficient controls to ensure the proper identification, bifurcation and fair value measurement of embedded derivatives in hybrid financial instruments, or to ensure that the effective interest method was applied over the accretion period for host debt instruments containing a discount. As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on April 15, 2026, corrective actions have been implemented to address this control weakness; however, as of June 30, 2026, the material weakness had not yet been fully remediated.

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

Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2026, management implemented the corrective actions described above under “Remediation Plan for the Material Weakness.” Other than those remediation measures, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) was identified during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, Arrive AI Inc. (the “Company”) may be subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Defending such proceedings is costly and may impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. Other than as set forth below and in Note 16, Commitments and Contingencies, to the condensed financial statements included in Part I, Item 1 of this Quarterly Report, which disclosure is incorporated herein by reference, the Company is not presently a party to any litigation the outcome of which, if determined adversely to us, would in our estimation have a material adverse effect on our business, operating results, cash flows or financial condition.

There have been no material developments in the Company’s previously disclosed legal proceedings during the period ended June 30, 2026, except as follows:

Byfield Management, Inc. and Ohrn II, Richard B. v. Dronedek Corporation. No material developments occurred during the quarter. Discovery documents have been exchanged and no further motions or trial dates are pending. Plaintiff’s allegations remain approximately $29 million in total damages; the Company continues to believe it is not possible at this time to predict the outcome of this litigation.

Doan and Town v. Company (E.D. Va. / remanded, Case No. 760CL25003626-00). Since the matter was previously disclosed, the plaintiffs increased their damages demand from $45,082 to $175,000. The matter remains in its initial stages, and the Company is unable to predict the outcome at this time.

Company v. Wright / Wright Flyer Consulting Group Inc. (S.D. Ind., Case No. 1:2025cv02026). Discovery is underway.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, the Company is not required to provide risk factors in this report. For our current risk factors relating to our operations see the section entitled “Risk Factors” contained in our Annual Report on Form 10-K filed on April 15, 2026.

Subsequent to June 30, 2026, the risk factor entitled “Triggering Events May Require Substantial Monthly Cash Repayments That Could Materially Impair Our Liquidity” has materialized. As described in Note 4, Going Concern, Note 18, Subsequent Events, and the Liquidity and Capital Resources section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company’s VWAP fell below the Floor Price of $0.25 per share, constituting a Floor Price Trigger under the Securities Purchase Agreement with Streeterville Capital, LLC. As a result, the Company is obligated to make mandatory monthly cash repayments totaling $962,500, plus accrued and unpaid interest, until such time as the Company’s VWAP exceeds 120% of the Floor Price (i.e., $0.30 per share) for five consecutive Trading Days. There can be no assurance that this cure condition will occur. The Company is currently in discussions with Streeterville regarding potential remediation of the obligations arising from the Floor Price Trigger. There can be no assurance that the Company and Streeterville will reach any agreement with respect thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Standstill Agreement, dated May 14, 2026, by and between Arrive AI Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2026)
10.2	Equity Distribution Agreement, dated June 11, 2026, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 12, 2026)
10.3	Employment Agreement, dated August 10, 2026, by and between Arrive AI Inc. and Piyush Phadke (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 12, 2026)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer
32.2*	Section 906 Certifications of Chief Financial Officer
101 INS**	INSTANCE DOCUMENT
101 SCH**	SCHEMA DOCUMENT
101 CAL**	CALCULATION LINKBASE DOCUMENT
101 LAB**	LABELS LINKBASE DOCUMENT
101 PRE**	PRESENTATION LINKBASE DOCUMENT
101 DEF**	DEFINITION LINKBASE DOCUMENT
104**	COVER PAGE INTERACTIVE DATA FILE - THE COVER PAGE XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT

*	Filed herewith

**	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these Condensed Consolidated Financial Statements; and (vi) the Cover Page to Quarterly Report on our Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2026	ARRIVE AI INC.

/s/ Daniel S. O’Toole
Daniel S. O’Toole
Chief Executive Officer and Interim Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

-49-