Form 10-Q
period 2026-09-30
Arrive AI Inc.
filed 2026-11-13
CIK 1818274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-42645

Arrive AI Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-0935006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9100 Fall View Drive Fishers, Indiana	46037
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock par value $0.0001 per share	ARAI	The Nasdaq Stock Market LLC

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of November 12, 2026, was 1,432,782.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ARRIVE AI INC.

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,052,554	$2,104,004
Investments at fair value	965,504	-
Accounts receivable, net of allowance	31,805	4,975
Inventory	49,655	-
Prepaid expenses	375,009	189,878
Other current assets	12,325	12,325

Total current assets	2,486,852	2,311,182

OTHER ASSETS
Property and equipment, net	826,185	514,684
Right of use assets - operating leases	1,827,590	2,117,284
Patents, net of accumulated amortization of $4,153 and $2,603	270,547	272,097
Deferred offering costs	3,453,767	5,650,185
Other assets	317,226	65,633

Total other assets	6,695,315	8,619,883

TOTAL ASSETS	$9,182,167	$10,931,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$175,820	$183,993
Accrued expenses	1,210,170	538,234
Operating lease liability	427,472	392,950
Derivative liabilities	524,977	1,460,000
Convertible note payable, net of discount and debt issuance costs of $1,400,277 and $122,644, and $3,379,447 and $240,896, respectively	3,200,097	4,144,657
Note payable	13,660	9,140

Total current liabilities	5,552,196	6,728,974

LONG TERM LIABILITIES
Operating lease liability	1,403,075	1,725,073
Note payables, net of current portion	28,244	1,418

Total long term liabilities	1,431,319	1,726,491

Total liabilities	6,983,515	8,455,465

Commitments and Contingencies (See Note 16)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0002 par value, 200,000,000 authorized, 1,152,886 and 712,779 issued and outstanding at September 30, 2026 and December 31, 2025	11,066	6,841
Additional paid-in capital	55,050,358	31,215,698
Accumulated deficit	(52,862,772)	(28,746,939)

Total stockholders’ equity (deficit)	2,198,652	2,475,600

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,182,167	$10,931,065

See accompanying notes to these condensed financial statements.

ARRIVE AI INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

REVENUE	$39,700	$7,450	$69,325	$98,175

OPERATING EXPENSES
General and administrative	2,973,570	1,370,346	11,232,487	6,739,384
Research and development	272,820	179,854	976,434	564,585
Sales and marketing	56,687	107,530	240,101	164,793

Total operating expenses	3,303,077	1,657,730	12,449,022	7,468,762

OTHER INCOME (EXPENSES)
Interest expense	(140,057)	(283,586)	(655,403)	(452,843)
Other income	45,070	23,388	373,738	83,454
Change in fair value of derivative liabilities	(274,164)	896,266	948,658	1,086,266
Accretion of debt discount	(134,137)	(88,295)	(514,052)	(116,033)
Loss on conversion of convertible notes payable	(298,510)	(3,295,072)	(12,340,920)	(3,295,072)
Realized gain (loss) on investments	171,538	46,491	494,356	46,491
Unrealized gain (loss) on investments	224,437	(76,120)	(36,539)	(76,120)
Loss on disposal of fixed assets	-	-	(5,974)	-

Total other income (expenses)	(405,823)	(2,776,928)	(11,736,136)	(2,723,857)

NET LOSS BEFORE TAXES	(3,669,200)	(4,427,208)	(24,115,833)	(10,094,444)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(3,669,200)	$(4,427,208)	$(24,115,833)	$(10,094,444)

NET LOSS PER SHARE:
Basic and diluted	$(3.37)	$(6.39)	$(25.03)	$(15.37)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,090,114	692,615	963,385	656,565

See accompanying notes to these condensed financial statements.

ARRIVE AI INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2026 and 2025 (Unaudited)

	Number of		Number of		Additional	Subscription	Deferred		Total Stockholders’
	Common	Common	Treasury	Treasury	Paid-In	Receivable	Compensation	Accumulated	Equity
	Shares	Stock ($)	Shares	Stock ($)	Capital ($)	($)	($)	Deficit ($)	(Deficit) ($)

BALANCE, JANUARY 1, 2025	606,686	$5,822	-	$-	$14,984,561	$(53,003)	$-	$(15,920,555)	$(983,175)

Issuance of common stock and warrants for cash	2,007	19	-	-	677,390	40,219	-	-	717,628

Issuance of common stock for deferred offering costs	11,102	107	-	-	6,927,762	-	-	-	6,927,869

Stock-based compensation	1,769	17	-	-	1,348,228	-	-	-	1,348,245

Net loss	-	-	-	-	-	-	-	(1,978,165)	(1,978,165)

BALANCE, MARCH 31, 2025	621,563	$5,965	-	$-	$23,937,941	$(12,784)	$-	$(17,898,720)	$6,032,402

Issuance of common stock, warrants, and options for cash	62,501	601	-	-	301,380	7,617	-	-	309,598

Issuance of common stock for settlement of debt	1,931	19	-	-	1,204,718	-	-	-	1,204,737

Reclassification of deferred offering costs	-	-	-	-	(871,882)	-	-	-	(871,882)

Issuance of common stock for commitment fee	1,302	12	-	-	828,113	-	-	-	828,125

Stock-based compensation	690	7	-	-	675,501	-	-	-	675,508

Net loss	-	-	-	-	-	-	-	(3,689,071)	(3,689,071)

BALANCE, JUNE 30, 2025	687,987	$6,604	-	$-	$26,075,771	$(5,167)	$-	$(21,587,791)	$4,489,417

Issuance of common stock, net	-	-	-	-	(1,471)	5,167	-	-	3,696

Issuance of common stock for options exercise	2	-	-	-	299	-	-	-	299

Issuance of common stock for the conversion of convertible notes payable	25,153	241	-	-	4,533,739	-	-	-	4,533,980

Reclassification of derivative liabilities upon conversion of convertible notes payable	-	-	-	-	1,733,734	-	-	-	1,733,734

Repurchase of common stock	-	-	411	(74,743)	-	-	-	-	(74,743)

Reclassification of deferred offering costs	-	-	-	-	(869,868)	-	-	-	(869,868)

Stock-based compensation	47	-	-	-	289,133	-	-	-	289,133

Net loss	-	-	-	-	-	-	-	(4,427,208)	(4,427,208)

BALANCE, SEPTEMBER 30, 2025	713,189	$6,845	411	$(74,743)	$31,761,337	$-	$-	$(26,014,999)	$5,678,440

BALANCE, JANUARY 1, 2026	712,779	$6,841	-	$-	$31,215,698	$-	$-	$(28,746,939)	$2,475,600

Issuance of common stock for deferred compensation	2,465	24	-	-	160,976	-	(161,000)	-	-

Issuance of common stock under stock plans	2,135	20	-	-	(20)	-	-	-	-

Shares withheld for taxes upon vesting of restricted stock units	(673)	(6)	-	-	(25,743)	-	-	-	(25,749)

Issuance of common stock for the conversion of convertible notes payable	69,364	666	-	-	6,468,237	-	-	-	6,468,903

Reclassification of derivative liabilities upon conversion of convertible notes payable	-	-	-	-	1,200,231	-	-	-	1,200,231

Reclassification of deferred offering costs upon financing drawdown	-	-	-	-	(2,174,671)	-	-	-	(2,174,671)

Stock-based compensation	-	-	-	-	990,123	-	53,666	-	1,043,789

Net loss	-	-	-	-	-	-	-	(6,370,246)	(6,370,246)

BALANCE, MARCH 31, 2026	786,070	$7,545	-	$-	$37,834,831	$-	$(107,334)	$(35,117,185)	$2,617,857

Issuance of common stock for the conversion of convertible notes payable	294,332	2,826	-	-	14,336,026	-	-	-	14,338,852

Reclassification of derivative liabilities upon conversion of convertible notes payable	-	-	-	-	1,056,948	-	-	-	1,056,948

Stock-based compensation	-	-	-	-	721,789	-	80,500	-	802,289

Net loss	-	-	-	-	-	-	-	(14,076,387)	(14,076,387)

BALANCE, JUNE 30, 2026	1,080,402	$10,371	-	$-	$53,949,594	$-	$(26,834)	$(49,193,573)	$4,739,558

Issuance of common stock, net	219	2	-	-	2,593	-	-	-	2,595

Issuance of common stock under stock plans	4,622	44	-	-	(44)	-	-	-	-

Shares withheld for taxes upon vesting of restricted stock units	(722)	(7)	-	-	(7,842)	-	-	-	(7,849)

Issuance of common stock for the conversion of convertible notes payable	68,679	659	-	-	793,821	-	-	-	794,480

Reclassification of derivative liabilities upon conversion of convertible notes payable	-	-	-	-	74,164	-	-	-	74,164

Reclassification of deferred offering costs upon financing drawdown	-	-	-	-	(21,747)	-	-	-	(21,747)

Repurchase of common stock	(314)	(3)	-	-	(3,460)	-	-	-	(3,463)

Stock-based compensation	-	-	-	-	263,279	-	26,834	-	290,113

Net loss	-	-	-	-	-	-	-	(3,669,200)	(3,669,200)

BALANCE, SEPTEMBER 30, 2026	1,152,886	$11,066	-	$-	$55,050,358	$-	$-	$(52,862,772)	$2,198,652

See accompanying notes to these condensed financial statements.

ARRIVE AI INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2026 and 2025 (Unaudited)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,115,833)	$(10,094,444)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	2,136,191	2,322,155
Depreciation and amortization	190,235	31,048
Credit loss expense	300	-
Operating lease liability - non-cash adjustment	2,218	-
Change in fair value of derivative liabilities	(948,658)	(1,086,266)
Loss on conversion of convertible notes payable	12,340,920	3,295,072
Accretion of discount on convertible note payable	514,052	116,033
Accretion and immediate expensing of issuance costs on convertible note payable	149,023	274,766
Realized gain on investments	(494,356)	(46,491)
Unrealized loss on investments	36,539	76,120
Other non-cash item	16,515	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(27,130)	(4,900)
Inventory	(49,655)	-
Prepaid expenses	(185,131)	(108,910)
Other current assets	-	3,458
Other assets	(251,593)	-
Increase (decrease) in
Accounts payable	(8,174)	43,148
Accrued expenses	949,618	130,780

Net cash used in operating activities	(9,744,919)	(5,048,431)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(516,701)	(87,850)
Proceeds from sales of investments	37,873,877	3,018,635
Purchase of investments	(38,356,587)	(4,967,259)

Net cash used in investing activities	(999,411)	(2,036,474)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	2,595	448,056
Taxes paid for shares withheld upon vesting of restricted stock units	(33,598)	-
Purchase of treasury stock	-	(74,743)
Repurchase of common stock	(3,463)	-
Proceeds from the exercise of warrants, net	-	573,896
Proceeds from note payables	40,579	-
Repayments of note payables	(9,233)	(6,337)
Proceeds from issuance of convertible notes payable	10,100,000	8,000,000
Debt issuance costs	(404,000)	(480,000)
Deferred offering costs	-	(688,570)

Net cash provided by financing activities	9,692,880	7,772,302

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,051,450)	687,397

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,104,004	129,318

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,052,554	$816,715

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$11,060	$175,640
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Common stock issued as payment of offering costs	$-	$6,927,869
Common stock issued in exchange for services	$161,000	$1,204,737
Common stock issued for conversion of convertible notes payable and accrued interest	$21,602,235	$4,533,980
Derivative liabilities reclassified as additional paid-in capital upon conversion of convertible notes payable	$2,331,343	$1,733,734
Deferred offering costs recognized as additional paid-in capital upon financing drawdown	$2,196,418	$1,741,750
Cashless exercise of stock options	$-	$9,269

See accompanying notes to these condensed financial statements.

ARRIVE AI INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Arrive AI Inc. (the Company) was incorporated on April 30, 2020, in the State of Delaware as Dronedek Corporation. On July 27, 2023, Dronedek Corporation changed its name to Arrive Technology Inc. On September 27, 2024, Arrive Technology Inc. changed its name to Arrive AI Inc. Effective October 27, 2026, the Company converted from a Delaware corporation to a Nevada corporation. The Company is an early-stage technology company with a focus on designing and implementing a commercially-viable smart mailbox for drone, robotic and human package receiving and storage.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments which management believes are necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as originally filed with the Securities and Exchange Commission on April 15, 2026 (“the 2025 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the 2025 Annual Report. The interim operating results for the three and nine months ended September 30, 2026 may not be indicative of operating results expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents, including money market accounts held at financial institutions. The Company had cash equivalents of $760,096 at September 30, 2026, and $0 at December 31, 2025.

Concentration of Credit Risk

The Company’s policy is to maintain its cash balances in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) or by the Securities Investor Protection Corporation (the “SIPC”). The Company may periodically have cash balances in financial institutions in excess of FDIC and SIPC insurance limits. At September 30, 2026, and December 31, 2025, the Company had approximately $512,285 and $1,604,004 of cash in excess of insured limits, respectively.

Management believes that the Company is not exposed to any significant risk concerning its cash balances. To date, the Company has not recognized any losses caused by uninsured balances.

Investments at Fair Value

During the three and nine months ended September 30, 2026, the Company invested a portion of its excess cash in exchange-traded equity securities. The Company accounts for these investments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 321, Investments—Equity Securities. Equity securities with readily determinable fair values are measured at fair value at each reporting date, with changes in fair value recognized in the statement of operations as unrealized gains or losses. Realized gains and losses on the sale or disposition of equity securities are also recognized in the statement of operations in the period of sale. The Company classifies the fair value of these securities within Level 1 of the fair value hierarchy established under ASC 820, Fair Value Measurement, as the securities are exchange-traded with quoted prices in active markets. As of September 30, 2026 the company held equity securities. At December 31, 2025, the Company held no equity securities.

During the three and nine months ended September 30, 2026 and the year ended December 31, 2025, the Company wrote covered call options against its long equity security positions to generate income from option premiums. Written call options are recognized as liabilities at fair value in accordance with ASC 815, Derivatives and Hedging, and are remeasured at fair value at each reporting date. The Company does not designate these instruments as accounting hedges; accordingly, changes in fair value are recognized in the statement of operations within other income (expense). These instruments are classified within Level 1 of the fair value hierarchy, as they are exchange-traded and valued using quoted market prices in active markets. Premiums received are reflected in the initial fair value of the derivative liability and are subsequently recognized in earnings through changes in fair value over the life of the contract, as the options are traded on recognized national exchanges with quoted prices in active markets. Option premium income received at the time of writing is initially recorded as a liability representing the fair value of the written option and is recognized in earnings upon settlement or expiration of the contract.

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

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in earnings in the year of recovery, in accordance with the entity’s accounting policy. At September 30, 2026 and December 31, 2025, management determined that substantially all outstanding receivables were fully collectible. The Company did not incur material write-offs during the nine months ended September 30, 2026 and year ended December 31, 2025.

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

The Company has three types of long-lived assets: property and equipment, including vehicles, equipment, and leasehold improvements; construction-in-progress (CIP), and intangible patent assets including those acquired by the acquisition of Airbox Technology in 2023. No impairments of long-lived assets were considered necessary as of September 30, 2026 and December 31, 2025.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, and, when applicable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the balance sheet. The Company may request advances or deposits from customers before revenue is recognized, which results in contract liabilities. These contract liabilities are released as the performance obligations are satisfied. The Company did not have any contract assets or contract liabilities recorded on the balance sheet as of September 30, 2026 and December 31, 2025.

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

Loss per share

The Company follows ASC 260, Earnings per Share, resulting in the presentation of basic and diluted earnings per share. Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during the period. Because the Company reported a net loss for the three and nine months ended September 30, 2026 and 2025, common stock equivalents, including stock options and warrants, were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

The following securities were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Convertible notes payable (1)	542,115	30,303	542,115	30,303
Warrants	-	-	-	71
Stock options	-	2,099	145	3,451
Restricted stock units	23,951	-	35,108	-
Total excluded shares	566,066	32,402	577,368	33,825

(1)	Amount assumes conversion of convertible notes payable outstanding principal and interest as of September 30, 2026 and 2025, using the conversion price calculated from the minimum 10-day volume weighted average price at September 30, 2026 and 2025, respectively.

Comprehensive Loss

The Company follows ASC 220-10, “Reporting Comprehensive Income (Loss).” Comprehensive loss is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net loss. The Company had no items of other comprehensive income (loss) for three and nine months ended September 30, 2026 and 2025. Accordingly, comprehensive loss equals net loss for those periods.

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

For the three and nine months ended September 30, 2026 and 2025, the Company recognized R&D expense of $272,820 and $976,434 and $179,854 and $564,585 respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the three and nine months ended September 30, 2026 and 2025, were $56,687 and $240,101 and $107,530 and $164,793, respectively. These costs when incurred are included in sales and marketing expenses.

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

NOTE 3 – REVENUE

Disaggregated revenue for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue source
Consulting services	$-	$-	$-	$89,000
Installation services	25,000	2,175	25,000	3,675
Subscription fees	14,700	5,275	44,325	5,500
TOTAL REVENUE	$39,700	$7,450	$69,325	$98,175

Timing of Revenue Recognition
Services transferred over time	$14,700	$5,275	$44,325	$94,500
Services transferred at a point in time	25,000	2,175	25,000	3,675
TOTAL REVENUE	$39,700	$7,450	$69,325	$98,175

NOTE 4 - GOING CONCERN

As of September 30, 2026, the Company had cash and cash equivalents of approximately $1,052,554 and short-term investments of $965,504.

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

Management has developed plans to address these conditions, which include the following:

●	Utilizing existing cash and cash equivalents of approximately $1,052,554 as of September 30, 2026;

●	Liquidate approximately $965,504 of existing short-term investments;

●	Potentially drawing additional amounts under the Securities Purchase Agreement with Streeterville, which provides up to an additional $19.0 million in gross borrowings, subject to certain conditions including a limitation on total outstanding indebtedness, a minimum market capitalization of $100 million and a minimum book value of $4 million at the time of each draw. The Company’s ability to access these funds is dependent on satisfying these conditions or obtain a waiver from Streeterville, if granted.

●	Accessing additional capital under the Company’s shelf registration statement on Form S-3, filed with the SEC on June 1, 2026 and declared effective on June 11, 2026, which registers up to $100,000,000 of securities. Based on the Company’s current public float, the amount of securities that may be sold under the shelf registration statement is currently limited to approximately $15.0 million during any rolling 12-month period. On June 11, 2026, the Company entered into an Equity Distribution Agreement with Maxim Group LLC providing for an at-the-market offering program under which the Company may sell shares of common stock with an aggregate offering price of up to $14,967,247 (subtracted by$1.275M already disclosed under subsequent events). Sales under the ATM program are subject to market conditions, the trading price and volume of the Company’s common stock, and the continued effectiveness of the registration statement, and there can be no assurance as to the amount or timing of proceeds, if any.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

Description	Level	September 30, 2026	December 31, 2025
Investments at fair value	1	$965,504	$-
Derivative liabilities – Written call options	1	$24,977	$-
Derivative liabilities – Convertible notes payables	3	$500,000	$1,460,000

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

Valuation Inputs and Basis of Significant Assumptions

The following inputs were used in the Monte Carlo simulation at each instrument inception measurement date:

Input	Derivative 1 (Convertible Note 1)	Derivative 2 (Convertible Note 2)	Derivative 3 (Convertible Note 3)	Derivative 4 (Convertible Note 4)	Derivative 5 (Convertible Note 5)
Assumed instrument term	3.0 years	3.0 years	3.0 years	2.93 years	2.38 years
Stock price	$13.25	$6.78	$3.90	$2.40	$0.25
Selected equity volatility	135%	130%	150%	140%	140%
Risk-free rate (continuous compounded)	3.91%	3.68%	3.47%	3.62%	4.15%
Debt discount rate	25.72%	28.69%	27.06%	27.94%	30.31%

The following inputs were used in the Monte Carlo simulation to remeasure the derivative liabilities at each reporting date:

Input	September 30, 2026	December 31, 2025
Assumed instrument term	2.25 years	3.0 years
Stock price	$0.22	$2.63
Selected equity volatility	135%	150%
Risk-free rate (continuous compounded)	4.85%	3.52%
Debt discount rate	32.33%	27.10%

The following range of inputs were used in the Monte Carlo simulation to remeasure the derivative liabilities at conversion dates (derivatives with multiple conversions are presented with the range of inputs):

Input	Derivative 1 (Convertible Note 1)	Derivative 2 (Convertible Note 2)	Derivative 3 (Convertible Note 3)	Derivative 4 (Convertible Note 4)
Assumed instrument term	2.7-2.71	2.70	2.29-2.73	2.73-2.93
Stock price	$0.88-1.04	$0.88	$0.24-1.03	$1.03-2.40
Selected equity volatility	145%	145%	130-140%	130-145%
Risk-free rate (continuous compounded)	3.76%	3.76%	3.74-4.72%	3.47-3.74%
Debt discount rate	27.00-28.37%	27.00%	28.43-31.74%	27.94-28.97%

Convertible Note 5 had not been converted as of September 30, 2026.

As described in NOTE 10, the convertible notes have no stated maturity. The Company estimated an expected term based on the timing of expected draws from the SPA, the economic structure of the SPA, the conversion mechanics, and its assessment of expected noteholder conversion behavior. This estimate is reassessed at each remeasurement date.

In the above table, the Company disclosed a range of closing day stock prices, historical volatilities, risk-free rates, and debt discount rates used as model inputs for conversion calculations, if the note had multiple conversions during the period. Convertible Note 1 had multiple conversions which fell on the following dates: April 16, 2026 and April 21, 2026. Convertible Note 4 had multiple conversions which fell on the following dates: January 26, 2026, February 18, 2026, March 3, 2026, March 18, 2026 and April 9, 2026. Convertible Note 3 had multiple conversions which fell on the following dates: April 9, 2026 and August 14, 2026.

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

Equity volatility is the most significant unobservable input. The conversion feature has an asymmetric payoff structure (the noteholder benefits from lower stock prices that produce a lower conversion price under the Lookback Formula, subject to the $0.10 floor), and higher volatility generally increases the expected value of that optionality. A hypothetical 10 percentage point increase or decrease in assumed volatility, holding other inputs constant, would result in a directionally significant change in the fair value of the derivative liabilities; however, the magnitude of such change depends on the then-current stock price relative to the conversion price range and cannot be quantified without reference to the applicable simulation outputs. Management considers the volatility assumption to be the key source of estimation uncertainty in the Level 3 measurement.

Expected term affects the number of simulated conversion opportunities and the present value weighting of simulated payoffs; a longer term increases the value of the conversion optionality. Debt discount rate affects the discount applied to the simulated payoffs; a higher rate reduces present value.

The interrelationship between equity volatility and stock price should also be noted: at lower stock prices, the conversion discount embedded in the Lookback Formula produces larger absolute payoffs per share for the noteholder, and higher volatility amplifies this effect. The $0.10 floor price limits downside exposure in scenarios where the stock price falls significantly.

Derivative Liabilities – Convertible Notes Payable Roll-Forward

The following table provides a reconciliation of the derivative liabilities – convertible notes payable measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2026:

	Convertible Note 1	Convertible Note 2	Convertible Note 3	Convertible Note 4	Convertible Note 5	Total
Balance on December 31, 2025	$280,000	$580,000	$600,000	$—	$—	$1,460,000
Derivative liability recognized upon issuance of convertible note payable at fair value	—	—	—	2,310,000	—	2,310,000
Reclassification of derivative liabilities upon conversion of convertible notes payable	—	—	—	(1,200,231)	—	(1,200,231)
Change in fair value of derivative liabilities – conversion remeasurement	—	—	—	(460,917)	—	(460,917)
Change in fair value — period-end remeasurement (March 31, 2026)	(110,000)	(210,000)	(210,000)	(138,852)	—	(668,852)
Balance on March 31, 2026	$170,000	$370,000	$390,000	$510,000	$—	$1,440,000
Reclassification of derivative liabilities upon conversion of convertible notes payable	(186,289)	(64,496)	(76,164)	(730,000)	—	(1,056,949)
Change in fair value of derivative liabilities – conversion remeasurement	16,289	(10,000)	150,000	220,000	—	376,289
Change in fair value — period-end remeasurement (June 30, 2026)	—	(165,504)	(303,836)	—	—	(469,340)
Balance on June 30, 2026	$—	$130,000	$160,000	$—	$—	$290,000
Derivative liability recognized upon issuance of convertible note payable at fair value	—	—	—	—	10,000	10,000
Reclassification of derivative liabilities upon conversion of convertible notes payable	—	—	(74,164)	—	—	(74,164)
Change in fair value of derivative liabilities – conversion remeasurement	—	—	140,000	—	—	140,000
Change in fair value — period-end remeasurement (September 30, 2026)	—	130,000	4,164	—	—	134,164
Balance on September 30, 2026	$—	$260,000	$230,000	$—	$10,000	$500,000

The total net change in fair value of derivative liabilities – convertible notes payable recognized in the statement of operations for the three months and nine months ended September 30, 2026 and 2025 was a loss of $274,164, and a gain of $948,658, and a gain of $896,266, and $1,086,266, respectively. This is presented within “Change in fair value of derivative liabilities” in the accompanying statement of operations.

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

Derivative Liabilities - Written Call Options

During the three and nine months ended September 30, 2026, the Company wrote (sold) call options on exchange-traded equity securities as part of its cash management program. Written call options are accounted for as derivative instruments under ASC 815 and are reported as derivative liabilities in the accompanying balance sheet. The options are measured at fair value on a recurring basis using quoted prices for identical instruments in active markets and are classified within Level 1 of the fair value hierarchy. Changes in fair value are recognized in gain (loss) on investments in other income (expense) in the statement of operations. As of September 30, 2026, the aggregate fair value of written call options was $24,977 covering 6,400 underlying shares with an aggregate notional of $947,200, all of which expire within twelve months. The Company held no written option positions at December 31, 2025.

Investments

During the three and nine months ended September 30, 2026, the Company held exchange-traded equity securities and written call options that were measured at fair value on a recurring basis and classified within Level 1 of the fair value hierarchy.

During the three and nine months ended September 30, 2026, the Company recognized a realized gain of $171,538 and a gain of $494,356, and an unrealized gain of $224,437 and a loss of $36,539 related to equity securities and written call option activity, which is included in other income (expense) in the statement of operations.

As of September 30, 2026, the Company held exchange-traded equity securities and written call options. At December 31, 2025, the Company held no equity securities or written call option positions.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2026	2025
Vehicles	$94,751	$94,751
Equipment	641,406	308,330
Leasehold improvements	233,030	154,375
Construction in progress	156,160	73,787
Total property and equipment	1,125,347	631,243
Less: accumulated depreciation	(299,162)	(116,559)
TOTAL PROPERTY AND EQUIPMENT, NET	$826,185	$514,684

For the three and nine months ended September 30, 2026 and 2025, total depreciation expense was $68,165 and $188,685, and $13,695 and $30,360 respectively.

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

Under this lease, the base rent is $44,481 per month for the first twelve months, increasing 3% for each twelve-month period thereafter. The lease is structured as a triple-net arrangement under which the Company also pays taxes, insurance, and common area maintenance charges directly. These triple-net lease (“NNN”) costs are variable in nature and are not included in the measurement of the right-of-use asset or lease liability; they are expensed as incurred. Based on current estimates, NNN costs are approximately $9,885 per month. Total variable lease costs recognized under this arrangement during the three and nine months ended September 30, 2026 were approximately $29,655 and $88,965. The estimated all-in monthly occupancy cost is approximately $54,366. This lease arrangement is also disclosed in NOTE 12.

Ground Robot Leases

The Company also leases ground robots used in delivery operations to transport goods between Arrive Point units. These leases have initial terms of two years commencing on July 31, 2025. Lease payments are approximately $4,200 per month. Total lease costs recognized under this arrangement during the nine months ended September 30, 2026 were approximately $37,800. The lease includes renewal options; however, renewal periods were not included in the measurement of the right-of-use assets or lease liabilities because the Company has determined that exercise of the renewal options is not reasonably certain at this time.

The ground robot leases and the office space lease have been aggregated in the disclosures below as they share similar remaining terms, discount rates, and lease structures. Management has evaluated the leases and concluded that separate presentation is not necessary to provide a meaningful understanding of the Company’s lease obligations.

Right-of-Use Assets and Lease Liabilities

The following summarizes the right-of-use assets and lease liabilities recorded on the Company’s balance sheet as of September 30, 2026 and December 31,2025:

	September 30,	December 31,
	2026	2025
Right-of-use assets, net	$1,827,590	$2,117,284
Operating lease liabilities – current portion	427,472	392,950
Operating lease liabilities – long-term portion	1,403,075	1,725,073

Lease Cost

The following is a summary of the lease cost of operating leases recognized in the Company’s statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost included in general and administrative expense	$146,782	$13,482	$440,347	$13,482
Variable lease costs (NNN)	29,655	-	88,965	-
Short-term lease costs	-	17,550	1,500	52,650
Total lease costs	$176,437	$31,032	$530,812	$66,132

Supplemental Cash Flow Information

The following is a summary of the supplemental information related to the Company’s operating leases included in the statements of cash flows:

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$438,129	$12,600
Right-of-use assets obtained in exchange for lease obligations	-	-

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

The weighted-average remaining lease term and weighted-average discount rate for operating leases at September 30, 2026 were 3.41 years and 8.87%, respectively.

Future Lease Payments

The future lease payments required under the Company’s leases as of September 30, 2026 for the years ending December 31 are as follows:

Future minimum lease payments
Remainder of 2026	$150,045
2027	579,102
2028	570,516
2029	587,634
2030	300,378
Total future lease payments	2,187,675
Less: Amount representing interest	(357,128)
Present value of lease liabilities	1,830,547
Less: current portion	(427,472)
Long-term portion	$1,403,075

Scheduled amounts represent contractual base rent only and exclude variable NNN costs. Variable lease costs associated with the ground robot leases, if any, were not material for the three and nine months ended September 30, 2026. Based on current estimates, NNN costs are approximately $9,885 per month and are expensed as incurred.

NOTE 8 - PATENTS, NET

Patents consist of the following:

	September 30,	December 31,
	2026	2025
Patents	$274,700	$274,700
Less: accumulated amortization	(4,153)	(2,603)
TOTAL PATENTS	$270,547	$272,097

Seventy-nine international patent applications have been filed to date. Of these, fifteen of the Company’s international patent applications have been issued, eight additional have been awarded and await publishing, and an additional fifty-six are pending approval. In the U.S., the Company has ten issued patents and filed three additional patent applications for the nine months ended September 30, 2026. Amortization expense was $517 and $1,550 and $235 and $688 for the three and nine months ended September 30, 2026 and 2025, respectively. Estimated amortization expense on the existing intangible patent assets for the next five years is $2,066 per year.

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

During the nine months ended September 30, 2026, the Company raised gross proceeds of $10,100,000 under pre-paid purchase agreements.

The following summarizes the deferred offering balances as of and for the nine months ended September 30, 2026:

September 30, 2026
Beginning balance	$5,650,185
Reclassification to additional paid-in capital	(2,196,418)
OUTSTANDING BALANCE	$3,453,767

During the nine months ended September 30, 2026, the Company recorded $2,196,418 of deferred offering costs as a reduction of additional paid-in capital in connection with the convertible note financing transaction discussed in NOTE 10. As of September 30, 2026, the Company had remaining deferred offering costs of $3,453,767 related to equity financing transactions under the Securities Purchase Agreement discussed in NOTE 10, which are expected to be recorded as a reduction of additional paid-in capital upon completion of the related transactions.

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

On August 6, 2026, our VWAP fell below the Floor Price of $0.25 per share for at least five Trading Days within a seven consecutive Trading Day period, constituting a Floor Price Trigger under the SPA. In order to cure the default, upon the execution of Pre-paid Purchase Agreement 5 on August 14, 2026, the floor price was adjusted to $0.10.

One draw was completed in the third quarter of 2026 resulting in cash proceeds of $100,000. Total draws completed for the nine months ended September 30, 2026 resulted in cash proceeds of $10,100,000 and the issuance of convertible notes with an aggregate face amount of $10,908,000. As of September 30, 2026, the remaining undrawn capacity under the facility is $18,900,000; however, any future draws remain subject to the satisfaction of conditions precedent set forth in the SPA, and no assurance can be given that additional draws will be made.

The convertible notes issued under the SPA bear interest at a rate of 8% per annum and have no stated maturity date. In the event of a default under the SPA, the Company will be required to make monthly cash payments until the default is cured or the notes are repaid in full.

Pre-Delivery Shares

Pursuant to the SPA, Streeterville purchased 2,937,500shares (per-split basis) of common stock (the “Pre-Delivery Shares”) at par value ($0.0002 per share) in exchange for aggregate consideration of $588. The Pre-Delivery Shares were issued as a condition of and concurrent with the closing of the SPA on May 15, 2025, and are contractually linked to the financing arrangement.

The Company has evaluated the Pre-Delivery Shares under ASC 480-10-25 and ASC 505-10-45 and concluded that equity classification is appropriate on the following basis: (i) the shares represent issued and legally outstanding common stock with full voting rights; (ii) the Company holds a right, but not an obligation, to repurchase the Pre-Delivery Shares at par value, which is a unilateral call option and does not, by itself, require liability classification; and (iii) the shares are not mandatorily redeemable and do not embody an unconditional obligation requiring the Company to transfer assets. Accordingly, the Pre-Delivery Shares are presented within stockholders’ equity and are included as issued and outstanding shares as of September 30, 2026.

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

In connection with the issuance of the Convertible Note 5 in August 2026, the Company incurred debt issuance costs equal to 4% of cash proceeds which was $4,000. Total debt issuance costs for draws occurring in 2026 are $404,000. In accordance with ASC 835-30 and ASC 815, the Company allocated the debt issuance costs between the host debt instrument and the bifurcated derivative liability based on their relative fair values at the issuance date. Accordingly, $92,800 of the debt issuance costs was allocated to the derivative liability and recognized immediately in interest expense upon the issuance of convertible notes, because costs allocated to a derivative liability measured at fair value through earnings are not eligible for deferral. The remaining $311,200 was recorded as a contra-liability (direct reduction of the carrying value of the host debt instrument) and is being amortized to interest expense using the effective interest method over the estimated expected term, consistent with the accretion of the OID and debt discounts described below. The resulting discount is accreted to par using the effective interest method over the estimated term of each note.

Although the notes have no stated maturity date, the Company estimated an expected term of 3 years for purposes of the EIM accretion schedule and 2.38 years for purposes of the Monte Carlo valuation of the bifurcated derivative of convertible note 5. This expected term was determined based on (i) the Company’s expected timing of draws under the SPA (ii) the economic terms and structure of the SPA, including the conversion mechanics and the absence of a mandatory redemption date, (iii) the Company’s assessment of the expected conversion behavior of the noteholder based on the Lookback Formula, and (iv) the provisions of the SPA governing the noteholder’s conversion rights. The use of an expected term rather than a contractual maturity is consistent with ASC 820-10-35-24C, which requires that fair value reflect market participant assumptions. Management applied the same expected term in both the EIM accretion model and the Monte Carlo valuation model based on its estimate of the period over which the notes are expected to remain outstanding. The expected term assumption will be reassessed each reporting period in connection with the fair value remeasurement of the derivative liability. The following table shows the initial host carrying value of Convertible Notes 4 and 5 at inception:

	Convertible Note 4	Convertible Note 5
Issuance date	Jan 26, 2026	August 14, 2026
Face amount	$10,800,000	$108,000
Original issue discount	(800,000)	(8,000)
Cash proceeds	10,000,000	100,000
Debt issuance costs (contra-liability)	(307,600)	(3,600)
Derivative discount (initial fair value of bifurcated derivatives)	(2,310,000)	(10,000)
INITIAL HOST CARRYING VALUE	$7,382,400	$86,400

Host Convertible Notes Roll-Forward

The following table sets forth the activity in the carrying value of the host portion of the convertible notes for the nine months ended September 30, 2026. Discount accretion is computed using the EIM applied to the initial carrying value of each note over its estimated expected term. Upon conversion, the face amount converted and the pro-rata unamortized discount and issuance costs attributable to the converted portion are removed from the carrying value.

	Convertible Note 1	Convertible Note 2	Convertible Note 3	Convertible Note 4	Convertible Note 5	Total
Balance at January 1, 2026	$367,275	$1,639,474	$2,137,908	$—	$—	$4,144,657
Note issuance — initial host carrying value	—	—	—	7,382,400	86,400	7,468,800
EIM accretion of debt discount and issuance costs	47,077	255,573	197,122	69,524	979	570,275
Conversions — face amount	(1,455,000)	(550,000)	(1,144,982)	(10,800,000)	—	(13,949,982)
Conversions — unamortized discount	1,021,557	225,716	298,013	3,047,832	—	4,593,118
Conversions — debt issuance costs	19,091	14,458	39,436	300,244	—	373,229
HOST CARRYING VALUE AT SEPTEMBER 30, 2026	$—	$1,585,221	$1,527,497	$—	$87,379	$3,200,097

Conversion Accounting

See NOTE 2, Convertible Notes Payable and Derivative Liabilities for details on accounting for the conversion of convertible notes payable.

For a summary of derivative liability activity during 2026, including amounts derecognized upon conversion, refer to NOTE 5.

Other income and expenses related to convertible notes

Other income and expenses related to the convertible notes recognized during the three and nine months ended September 30, 2026 consisted of the following, presented in the statement of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Stated interest at 8% per annum	$116,628	165,831	$489,568	165,831
Accretion of debt discount	134,137	88,295	514,052	116,033
Accretion of debt issuance costs	14,697	6,297	56,223	8,153
Loss on conversion of convertible notes payable	298,510	3,295,072	12,340,920	3,295,072

NOTE 11 - NOTES PAYABLE

Notes payable consists of the following:

	September 30,	December 31,
	2026	2025
Vehicle note payable for $40,248 with monthly installment payments of $799, including interest at 6.99% per annum. The loan is collateralized by the respective vehicle and is due in February 2027.	$3,767	$10,558
Equipment note payable for $40,579 with monthly installment payments of $880, including interest at 1.99% per annum. The loan is collateralized by the respective equipment and is due in June, 2030.	38,137	—

Less current portion	(13,660)	(9,140)
LONG-TERM PORTION	$28,244	$1,418

At September 30, 2026 aggregate future principal payments on the notes payable are as follows:

2026	$4,800
2027	11,365
2028	10,142
2029	10,346
2030	5,251
TOTAL	$41,904

Interest expense related to the notes payable for the three and nine months ended September 30, 2026 and 2025, was $291 and $595, and $248 and $855, respectively.

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

For the three and nine months ended September 30, 2026 and 2025, the Company recorded licensing fee costs in the amount of $30,000 for each of the three months ended and $90,000 for each of the nine months ended, respectively.

Effective October 1, 2025, the Company entered into a noncancelable lease for an office space with an entity owned by the Company’s Chief Executive Officer and principal shareholder. The lease terms are described in NOTE 7 and were evaluated for reasonableness using prevailing market rates for similar properties.

NOTE 13 - STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2026, the Company issued in the aggregate 21,125,216 shares of common stock as follows:

●	219 shares issued under the Company’s At-the-Market Issuance Sales Agreement (the “ATM Agreement”) with Maxim Group LLC (“Maxim”), dated June 11, 2026, pursuant to the Company’s shelf registration statement on Form S-3, declared effective by the SEC on June 11, 2026.

●	2,465 restricted shares issued to a vendor in exchange for marketing services under an agreement which includes a buyback provision, with a fair value of $161,000 recorded to deferred compensation. The related expense is recorded on a straight-line basis over the term of the agreement. During the three and nine months ended September 30, 2026, compensation expense of $26,834 and $161,000 was recorded.

●	6,757 shares of restricted stock units vested under the 2023 Equity Incentive Plan. Of these shares, 1,395 were withheld for payroll taxes of $33,598.

●	432,375 shares issued, with a fair value of $21,602,235, as a conversion of convertible notes payable, as described in NOTE 10. Because the conversions of Convertible Notes 1 and 2 on April 16, 2026 and April 21, 2026 exceeded the number of shares then registered under the Company’s registration statement, approximately 86,000 shares were issued in unregistered transactions. The holders may resell the shares pursuant to an available exemption from registration, including Rule 144, if the applicable requirements are satisfied.

●	314 shares repurchased for a total of $3,463 based on the Company’s closing stock price on the date of the transaction as a settlement to litigation with an existing service provider.

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

There were no shares repurchased under the Repurchase Program during the nine months ended September 30, 2026. 410 shares were repurchased in 2025 totaling $74,743. The 410 shares were fully retired as of December 31, 2025, which reduced the number of issued shares of common stock.

NOTE 14 - WARRANTS

The following table summarizes the warrants outstanding as of September 30, 2026 and changes during the nine months ended September 30, 2026:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
NONVESTED, DECEMBER 31, 2025	2,245	$518.40	$292.32	1.02	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled/Expired	(1,656)	502.08	264.00	—	—
NONVESTED SEPTEMBER 30, 2026	589	565.44	372.96	2.08	—
EXERCISABLE, SEPTEMBER 30, 2026	589	$565.44	$372.96	2.08	$—

The aggregate intrinsic value represents the excess, if any, of the Company’s common stock price over the exercise price of in-the-money warrants as of the applicable reporting date. The stock prices used were $126.64 and $10.42 as of December 31, 2025 and September 30, 2026, respectively.

NOTE 15 - STOCK-BASED COMPENSATION

The Company created the 2023 Equity Incentive Plan (the “Plan”) on April 27, 2023, under which stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other stock-based awards became available for issuance not to exceed 1,500,000. On November 6, 2025, the Board of Directors resolved to increase the share pool under the Plan to 7,000,000 shares. On September 4, 2026, the Board of Directors resolved to increase the share pool under the Plan to 10,000,000 shares. The Plan is designed to attract, retain, and motivate key employees. Currently, the fair value is recognized as an expense over the vesting period of the award. Options are generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant, vest over a four-year period, and expire after five or ten years. There are certain situations that may accelerate the vesting or termination of all outstanding options, such as a change in control. Vesting of RSUs awarded to employees may be time or performance-based. As of September 30, 2026, 1,488,448 shares were available for grant under the Plan. The compensation expense related to stock-based awards is included in general and administrative expenses with a corresponding increase to additional paid-in capital.

The following table summarizes the option activity during the nine months ended September 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
BALANCE, DECEMBER 31, 2025	12,694	$38.40	$521.76	4.90	$1,116,368
Granted	-			-	-
Exercised	-	-	-	-	-
Cancelled/Expired	(471)	36.48	523.20	-	-
BALANCE, SEPTEMBER 30, 2026	12,223	$38.40	$521.76	3.29	$-
EXERCISABLE, SEPTEMBER 30, 2026	6,190	$38.40	$522.24	5.18	$-

The following table summarizes the nonvested share options for the nine months ended September 30, 2026 and activity during the nine months ending September 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
BALANCE, DECEMBER 31, 2025	7,528	$38.40	$527.52	3.54	$662,712
Granted	-	-	-	-	-
Vested	(1,049)	37.92	526.08	6.72	-
Canceled/Expired	(446)	38.48	524.16	6.64	-
BALANCE, SEPTEMBER 30, 2026	6,033	$38.40	$521.28	1.35	$-

The aggregate intrinsic value represents the excess, if any, of the Company’s common stock price over the exercise price of in-the-money options as of the applicable reporting date. The stock prices used were $126.24 and $10.42 as of December 31, 2025 and September 30, 2026, respectively.

As of September 30, 2026, there was $3,123,172 unrecognized compensation expense related to nonvested stock options to be recognized through September 30, 2028. Total compensation expense related to stock options during the three and nine months ended September 30, 2026 and 2025 was $53,891 and $534,369, and $268,191 and $757,957, respectively.

The following table summarizes the restricted stock units (“RSUs”) outstanding as of September 30, 2026 and activity during the nine months ended September 30, 2026:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
OUTSTANDING, DECEMBER 31, 2025	35,275	$147.36
Granted	98,495	25.44
Vested	(6,757)	100.80
Canceled/Expired	(31,933)	78.24
OUTSTANDING, September 30, 2026	95,080	$47.52

During the nine months ended September 30, 2026, 98,495 RSUs of shares were issued under the plan to employees with a total fair value of $2,505,710, based on grant date fair value. Of those shares, 68,444 vest and are expensed on a straight line basis over a period of three months to four years. There were 6,757 shares vested and 20,220 canceled during the nine months ended September 30, 2026. Total compensation expense related to time-based RSUs during the three and nine months ended September 30, 2026 and 2025 was $190,722 and $1,113,261, and $0 and $0, respectively.

During the nine months ended September 30, 2026, the remaining 30,051 shares vest over terms up to 3 years upon the satisfaction of certain operational goals specified in the underlying agreements. Compensation expense for these performance-based restricted stock units is recognized in accordance with ASC 718 over the requisite service period, when achievement of the performance condition is considered probable. The Company reassesses the probability of achieving such performance conditions at each reporting period and adjusts compensation expense accordingly. To the extent applicable, compensation cost is recognized using an accelerated attribution method for awards with graded vesting features. There were 11,713 performance-based restricted stock units canceled during the nine months ended September 30, 2026. Total compensation expense related to performance-based RSUs during the three and nine months ended September 30, 2026 and 2025 was $18,666 and $327,561, and $0 and $0, respectively.

As of September 30, 2026, there was $2,801,586 unrecognized compensation expense related to nonvested RSUs to be recognized through September 30, 2030.

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

On March 15, 2023, the Company was named as a defendant in CAUSE NO. 29 D05-2303-PL-002478, originally filed in Hamilton County, Indiana and subsequently moved to Marion County as CAUSE NO. 49 D02-2305-PL-020604. This is an employment action alleging breach of employment agreement; breach of stock purchase agreement; breach of fiduciary duties and non-payment of salary, bonuses, and benefits. Although the settlement demand includes unpaid salary and stock awards of approximately $29 million, the Company does not believe a loss is probable, and the Company is unable to estimate a reasonably possible loss, or range of loss, at this time. No motions are pending, and depositions are completed. No accrual has been recorded as of September 30, 2026.

On September 9, 2025, John Doan and Jami Town named the Company as a defendant in Case No. CL25-3626, pending in Virginia State Court. Doan and Town claim the Company is in breach of contract for loans made to AirBox. The loans were extended to AirBox before the Company purchased its assets in 2023. The Company explicitly acquired only the assets of AirBox and therefore does not believe it is liable for any of its previous liabilities. The Plaintiffs originally alleged damages and fees total $45,082. They have a current demand of $175,000 which the Company has declined. The case has returned to State Court and an attempt to achieve default judgment against the Company was denied. Since this matter is still in its initial stages, the Company is unable to predict the outcome at this time. No accrual has been recorded as of September 30, 2026.

On October 2, 2025, the Company was the plaintiff in a lawsuit Case No. 1:2025cv02026 filed in federal court in the Southern District of Indiana for misappropriation of US federal and Indiana trade secrets. The defendants are former consultants, Myron Wright, an individual, and Wright Flyer Consulting Group Inc., a Kentucky corporation. The case was settled through mediation and has been dismissed.

On July 6, 2026, the Company was notified by EEOC of a Complaint by a former employee Brandon T. Pargoe in an EEOC Charge No. 470-2026-04743 under: The Americans With Disabilities Act of 1990 (ADA). The circumstances of the alleged charge of discrimination are based on Disability, Retaliation, and involve issues of Reasonable Accommodation, Harassment, Discharge, Demotion that are alleged to have occurred on or about 02/09/2026. The complainant is a former employee that was terminated for cause, Early mediation with the EEOC personnel was attempted but proved unsuccessful. Since this matter is still in its initial stages, the Company is unable to predict the outcome at this time. No accrual has been recorded as of September 30, 2026.

NOTE 17 - SEGMENT REPORTING

The Company determines its operating segments in accordance with ASC 280, Segment Reporting, based on the information reviewed by the Chief Operating Decision Maker (“CODM”) for purposes of allocating resources and assessing performance. The Company operates as a single reportable segment, as the CODM, the Chief Executive Officer (“CEO”), evaluates the business as a whole and does not receive discrete financial information for multiple business units. The CODM assesses the Company’s financial performance based on net loss, as presented in the statements of operations, and uses net loss to evaluate operating results and the balance sheet to evaluate assets and make resource allocation decisions.

The Company has determined that there are no significant segment expense categories or other segment items that are regularly provided to the CODM and included in the measure of segment profit or loss.

Entity-Wide Disclosures

●	Geographic Revenue Information: For the nine months ended September 30, 2026 and 2025, 100% of the Company’s revenue was generated in the United States.

●	Major Customers: The Company has one customer that accounted for more than 90% of total revenue.

●	Geographic Asset Information: Substantially all of the Company’s assets are located in the United States.

NOTE 18 - SUBSEQUENT EVENTS

ATM Activities - Subsequent to September 30, 2026, the Company sold 122,677 shares of common stock under the Equity Distribution Agreement with Maxim disclosed in our Quarterly Report on Form 10-Q for quarter the quarter ended June 30, 2026, for net proceeds of approximately $1.275M after deducting commissions paid to Maxim. As of November 9, 2026, $13,656,456 remain available for sale under the Equity Distribution Agreement.

Raised $250K in Equity Offering - On October 5, 2026, Arrive AI Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Purchaser”), as disclosed in a Current Report on Form 8-K filed on October 9, 2026, pursuant to which the Company agreed to issue and sell to the Purchaser, in a private placement in public equity transaction (the “Private Placement” or “PIPE”), (i) 8,013 shares of the Company’s common stock, par value $0.0002 per share (the “Shares”), and (ii) a common stock purchase warrant (the “Common Warrant”) to purchase 8,013 shares of common stock (the “Warrant Shares”), for an aggregate purchase price of $250,000. The purchase price was $31.20 ($0.65 pre-split) per Share and accompanying Common Warrant. The Private Placement closed on October 5, 2026. The Common Warrant is immediately exercisable at an exercise price of $0.70 per share and expires on October 5, 2031. The Common Warrant may also be exercised, in whole or in part, on a cashless basis at any time during its term, in which case the holder is entitled to receive a number of Warrant Shares equal to the number otherwise issuable upon exercise multiplied by 3.33, without payment of the exercise price. The Common Warrant generally may not be exercised to the extent the holder and its affiliates would beneficially own more than 4.99% of the Company’s outstanding common stock immediately after exercise. The holder may increase or decrease this limitation, provided that it may not exceed 9.99%, and any increase will not become effective until the 61st day after notice is delivered to the Company. On October 29, 2026, the Company filed registration statement on Form S-3 with the SEC, as required by the Purchase Agreement, registering the resale of up to 34,695 shares of common stock, consisting of the 8,013 Shares and up to 26,683 shares issuable upon exercise of the Common Warrant.

Change in Independent Registered Public Accounting Firm – On October 13, 2026, Stephano Slack LLC resigned as the Company’s independent registered public accounting firm, effective October 13, 2026. On the same date, the Audit Committee of the Board of Directors approved the engagement of M&K CPAS, PLLC as the Company’s independent registered public accounting firm, effective as of such date, as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2026.

Streeterville Conversion – On October 6, 2026, Streeterville converted $1.3M outstanding balance on Pre-paid purchase agreement #2 into 152,755 shares of common stock leaving an outstanding balance for Pre-paid purchase agreement #2 of $1,513,178 as of October 6, 2026.

Moved from Nasdaq Global Market to Capital Market – On October 22, 2026, Nasdaq approved our application to transfer from The Nasdaq Global Market to The Nasdaq Capital Market, effective October 23, 2026. The transfer allows us to cure 2 of the 3 outstanding Nasdaq deficiencies previously disclosed: Market value of listed securities (MVLS) and Market value of publicly held shares (MVPHS). The remaining Nasdaq deficiency (Minimum bid price) has a cure deadline of November 30, 2026. The plan to cure the Minimum bid price deficiency is disclosed later in this Subsequent Events section.

Redomiciled from Delaware to Nevada – On October 27, 2026, the Company’s conversion from a Delaware corporation to a Nevada corporation (the “Redomestication”) became effective. On September 4, 2026, the Company’s Board of Directors and the holders of a majority of the Company’s outstanding voting power approved, by written consent, the redomestication pursuant to a Plan of Conversion, as described in the Company’s definitive information statement on Schedule 14C filed with the SEC on September 30, 2026. As a result, the Company is now governed by the Nevada Revised Statutes and its Nevada Amended and Restated Articles of Incorporation and Bylaws. The Redomestication did not result in any change in the Company’s name, business, management, board of directors, assets, liabilities, fiscal year, or principal executive offices. Each outstanding share of the Delaware corporation’s common stock automatically converted into one share of common stock of the Nevada corporation. Outstanding options, rights, and restricted stock units converted into equivalent awards on the same terms. The Nevada Articles authorize 500,000,000 shares of common stock with a par value of $0.0001 per share, compared with 200,000,000 shares with a par value of $0.0002 per share authorized under the Company’s Delaware Certificate of Incorporation. In connection with the Redomestication, the majority stockholders also approved an amendment to the Nevada Articles authorizing the Board to effect one or more reverse stock splits at a ratio of between 1-for-10 and 1-for-65 within one year, under which the reverse stock split described below was effected.

Reverse Stock Split of 1 for 48 Announced – On November 10, 2026, the Company announced a 1-for-48 reverse stock split of its outstanding common stock. The reverse stock split will become effective at 12:01 a.m. ET on November 12, 2026. The common stock of the Company is expected to begin trading on a split-adjusted basis on the Nasdaq Capital Market (“Nasdaq”) under the same symbol “ARAI” when the market opens on November 12, 2026, with the new CUSIP number 04272H303. The reverse stock split is intended to increase the per share trading price of the Company’s common stock to cure the outstanding Nasdaq deficiency for $1.00 minimum bid price. The Company will regain compliance if the closing bid price of its common stock is at least $1.00 for a minimum of ten consecutive business days. The reverse stock split will reduce the number of outstanding shares of the Company’s common stock from approximately 68,773,551 shares pre-reverse split to approximately 1,432,782 shares post-reverse split and the par value of the common stock was adjusted to $0.0001 per share. Proportionate adjustments were made to the number of shares issuable upon exercise or vesting of the Company’s outstanding stock options, restricted stock units, and warrants, to the related exercise prices, and to the number of shares reserved for issuance under the Company’s equity incentive plan[s]. All share and per-share amounts in the accompanying condensed financial statements and notes thereto have been restated for all periods presented to reflect the Reverse Stock Split.

Ottonomy Agreements – On November 6, 2026, the Company and Ottonomy agreed to settle an outstanding Loan Agreement from February 5, 2026, with a balance of $251,593 ($200,000 principal and $51,593 accrued interest) as of September 30, 2026. In Settlement, the company received 1) a Simple Agreement for Future Equity (“SAFE”) issued by Ottonomy with the purchase amount of $100,000, and 2) three autonomous robots under the Master Robot Supply and Services Agreements (“Supply Agreement”) described below. The Company determined that no evidence of either agreement existed on September 30, 2026, thus the Company did not restate other income or the note receivable under other assets for the reported period. The Company will measure the consideration it receives at fair value in Q4 2026.

Master Robot Supply and Services Agreement - On November 6, 2026, the Company entered into a Master Robot Supply and Services Agreement (the “Supply Agreement”) with Ottonomy. Under the Supply Agreement, the Company committed to purchase a minimum of 50 robots over a 24-month commitment period, including the three robots described above. The remaining 47 robots are priced at $40,000 each, for an aggregate remaining purchase commitment of $1,880,000. If fewer than ten robots have been purchased and fully paid by the first anniversary of the agreement, and the parties have not agreed to an extension, the Company may terminate the unpurchased balance of the commitment by paying a $25,000 fee. If the Company does not exercise this option, the full purchase obligation remains in effect through the end of the commitment period. The Supply Agreement grants no exclusivity to either party.

Floor Price Trigger - Subsequent to September 30, 2026, on November 11, 2026, the Company experienced a Floor Price Trigger under the SPA when its volume weighted average price (“VWAP”) fell below the Floor Price of $0.10 per share for at least five Trading Days within a seven consecutive Trading Day period. As a result, the Company became obligated to make mandatory monthly cash repayments totaling $962,500, plus accrued and unpaid interest, beginning three Trading Days after the trigger date. These mandatory repayment obligations will continue until such time as the Company’s VWAP exceeds 120% of the Floor Price (i.e., $0.12 per share) for five consecutive Trading Days. The Company is currently in discussions with Streeterville regarding potential remediation of the obligations arising from the Floor Price Trigger, including obtaining a waiver to the mandatory cash repayments.

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

We expect to have three primary revenue streams:

1. The Company is currently generating revenue through subscription services for Arrive Points, along with installation, support, and infrastructure agreements with customers. We intend to provide our ALM access points to both businesses and consumers through monthly and annual subscription fees. This turnkey service includes hardware, software, support, maintenance, installation/uninstallation, and financing for long-term deployed assets. Our third-generation Arrive Points (“AP3” units), began revenue operation in 2025.

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

Capitalization and Dilution

As of September 30, 2026, we had 1,152,888 shares outstanding. On a fully diluted basis, including outstanding warrants (exercisable for 589 shares), options (6,190 vested and 6,033 not vested which are exercisable for 12,223 shares), and restricted stock units (95,080 shares) our total share count is 1,260,780. Additionally, under the Streeterville Purchase Agreement (the “Purchase Agreement”), approximately 542,115 shares may be issuable at a discount to the market price upon conversion of the outstanding principal and interest as of September 30, 2026. The Purchase Agreement also specifies the re-purchase of 61,198 outstanding pre-delivery shares at par value upon expiration or termination of the agreement.

The table below illustrates potential dilution under different conversion scenarios (unaudited):

Scenario

	Shares Outstanding		% Increase

Current Outstanding (September 30,2026)	1,152,888		-%
With all options, warrants, and RSUs exercised	1,260,780		9%
With conversion of Streeterville balance at September 30	1,798,599	(1)	56%
With re-purchase of pre-delivery shares	1,737,401		51%

(1)	Amount assumes conversion of outstanding principal and interest as of September 30, 2026, using the conversion price calculated from the minimum ten-day volume-weighted average price on September 30, 2026.

The share amounts shown above represent the period-end shares on a fully diluted basis. These potential issuances could materially dilute existing stockholders, particularly if conversion occurs at depressed share prices.

Recent Developments

Officer and Director Changes – On July 27, 2026, Todd Pepmeier notified the Company of his resignation as Chief Financial Officer, effective August 10, 2026, and on July 29, 2026, Laurie Tucker resigned as a director of the Company, as disclosed in a Current Report on Form 8-K filed on July 31, 2026. Ms. Tucker’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On August 10, 2026, the Board appointed Piyush Phadke as Chief Financial Officer, as disclosed in a Current Report on Form 8-K filed on August 12, 2026. In connection with his appointment, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Phadke, dated August 10, 2026 (the “Effective Date”). Pursuant to the Employment Agreement, Mr. Phadke will serve as the Company’s Chief Financial Officer on an at-will basis, reporting to the Company’s Chief Executive Officer, and will receive an annual base salary of $300,000, subject to increase at the discretion of the Chief Executive Officer. Mr. Phadke will also be eligible to participate in the Company’s employee benefit programs on the same basis as generally made available to the Company’s other executive officers, including health insurance, retirement or profit-sharing programs, and paid time off. Thirty days after the Effective Date, Mr. Phadke was granted approximately 22,917 (1,100,000 pre-split) restricted stock units (“RSUs”). Of these RSUs, (i) approximately 20,833 (1,000,000 pre-split) will vest over four years, with 25% vesting on the first anniversary of the Effective Date and the remainder vesting in equal quarterly installments thereafter, subject to Mr. Phadke’s continued employment through each applicable vesting date, and (ii) approximately 2,083 (100,000 pre-split) will vest immediately upon issuance. All unvested RSUs will vest in full immediately prior to, and contingent upon, the consummation of a change of control of the Company, subject to Mr. Phadke’s continued employment through the closing of such transaction, as more fully described in the Employment Agreement. The foregoing contains only a brief description of the material terms of the Employment Agreement and does not purport to be a complete description of the rights and obligations of the parties thereto, and such description is qualified in its entirety by reference to the full text of the Employment Agreement, which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2026 and incorporated herein by reference.

On September 24, 2026, Mark Hamm notified the Company of his resignation as Chief Operating Officer and as a member of the Board, effective October 2, 2026, as disclosed in a Current Report on Form 8-K filed on September 29, 2026. Mr. Hamm’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Floor Price Reduction to Streeterville SPA and Waiver Agreement – On August 6, 2026, the VWAP of the Company’s common stock fell below the then-applicable Floor Price of $0.25 per share for at least five Trading Days within a period of seven consecutive Trading Days, constituting a Floor Price Trigger under the Company’s Securities Purchase Agreement, dated March 21, 2025, with Streeterville, as disclosed in a Current Report on Form 8-K filed on August 12, 2026. On August 14, 2026, the Company and Streeterville entered into Pre-Paid Purchase No. 5, in connection with which the Floor Price was reduced from $0.25 to $0.10 per share, and a Waiver Agreement with Streeterville, as disclosed in a Current Report on Form 8-K filed on August 19, 2026. The foregoing descriptions of Pre-Paid Purchase No. 5 and the Waiver Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of each document, copies of which are filed as Exhibits 10.1 and 10.2, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2026 and are incorporated herein by reference.

ATM Activities - Subsequent to September 30, 2026, the Company sold 122,677 shares of common stock under the Equity Distribution Agreement with Maxim disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, for net proceeds of approximately $1.275M after deducting commissions paid to Maxim. As of November 9, 2026, $13,656,456 remain available for sale under the Equity Distribution Agreement.

Raised $250K in Equity Offering - On October 5, 2026, Arrive AI Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Purchaser”), as disclosed in a Current Report on Form 8-K filed on October 9, 2026, pursuant to which the Company agreed to issue and sell to the Purchaser, in a private placement in public equity transaction (the “Private Placement” or “PIPE”), (i) 8,013 shares of the Company’s common stock, par value $0.0002 per share (the “Shares”), and (ii) a common stock purchase warrant (the “Common Warrant”) to purchase 8,013 shares of common stock (the “Warrant Shares”), for an aggregate purchase price of $250,000. The purchase price was $31.20 ($0.65 pre-split) per Share and accompanying Common Warrant. The Private Placement closed on October 5, 2026. The Common Warrant is immediately exercisable at an exercise price of $0.70 per share and expires on October 5, 2031. The Common Warrant may also be exercised, in whole or in part, on a cashless basis at any time during its term, in which case the holder is entitled to receive a number of Warrant Shares equal to the number otherwise issuable upon exercise multiplied by 3.33, without payment of the exercise price. The Common Warrant generally may not be exercised to the extent the holder and its affiliates would beneficially own more than 4.99% of the Company’s outstanding common stock immediately after exercise. The holder may increase or decrease this limitation, provided that it may not exceed 9.99%, and any increase will not become effective until the 61st day after notice is delivered to the Company. On October 29, 2026, the Company filed registration statement on Form S-3 with the SEC, as required by the Purchase Agreement, registering the resale of up to 34,695 shares of common stock, consisting of the 8,013 Shares and up to 26,683 shares issuable upon exercise of the Common Warrant.

Streeterville Conversion – On October 6, 2026, Streeterville converted $1.3M outstanding balance on Pre-paid purchase agreement #2 into 152,755 shares of common stock leaving an outstanding balance for Pre-paid purchase agreement #2 of $1,513,178 as of October 6, 2026.

Moved from Nasdaq Global Market to Capital Market – On October 22, 2026, Nasdaq approved our application to transfer from The Nasdaq Global Market to The Nasdaq Capital Market, effective October 23, 2026. The transfer allows us to cure 2 of the 3 outstanding Nasdaq deficiencies previously disclosed: Market value of listed securities (MVLS) and Market value of publicly held shares (MVPHS). The remaining Nasdaq deficiency (Minimum bid price) has a cure deadline of November 30, 2026. The plan to cure the Minimum bid price deficiency is disclosed later in this Subsequent Events section.

Redomiciled from Delaware to Nevada – On October 27, 2026, the Company’s conversion from a Delaware corporation to a Nevada corporation (the “Redomestication”) became effective. On September 4, 2026, the Company’s Board of Directors and the holders of a majority of the Company’s outstanding voting power approved, by written consent, the redomestication pursuant to a Plan of Conversion, as described in the Company’s definitive information statement on Schedule 14C filed with the SEC on September 30, 2026. As a result, the Company is now governed by the Nevada Revised Statutes and its Nevada Amended and Restated Articles of Incorporation and Bylaws. The Redomestication did not result in any change in the Company’s name, business, management, board of directors, assets, liabilities, fiscal year, or principal executive offices. Each outstanding share of the Delaware corporation’s common stock automatically converted into one share of common stock of the Nevada corporation. Outstanding options, rights, and restricted stock units converted into equivalent awards on the same terms. The Nevada Articles authorize 500,000,000 shares of common stock with a par value of $0.0001 per share, compared with 200,000,000 shares with a par value of $0.0002 per share authorized under the Company’s Delaware Certificate of Incorporation. In connection with the Redomestication, the majority stockholders also approved an amendment to the Nevada Articles authorizing the Board to effect one or more reverse stock splits at a ratio of between 1-for-10 and 1-for-65 within one year, under which the reverse stock split described below was effected.

Reverse Stock Split of 1 for 48 Announced – On November 10, 2026, the Company announced a 1-for-48 reverse stock split of its outstanding common stock. The reverse stock split will become effective at 12:01 a.m. ET on November 12, 2026. The common stock of the Company is expected to begin trading on a split-adjusted basis on the Nasdaq Capital Market (“Nasdaq”) under the same symbol “ARAI” when the market opens on November 12, 2026, with the new CUSIP number 04272H303. The reverse stock split is intended to increase the per share trading price of the Company’s common stock to cure the outstanding Nasdaq deficiency for $1.00 minimum bid price. The Company will regain compliance if the closing bid price of its common stock is at least $1.00 for a minimum of ten consecutive business days. The reverse stock split will reduce the number of outstanding shares of the Company’s common stock from approximately 68,773,551 shares pre-reverse split to approximately 1,432,782 shares post-reverse split and the par value of the common stock was adjusted to $0.0001 per share. Proportionate adjustments were made to the number of shares issuable upon exercise or vesting of the Company’s outstanding stock options, restricted stock units, and warrants, to the related exercise prices, and to the number of shares reserved for issuance under the Company’s equity incentive plan[s]. All share and per-share amounts in the accompanying condensed financial statements and notes thereto have been restated for all periods presented to reflect the Reverse Stock Split.

Ottonomy Agreements – On November 6, 2026, the Company and Ottonomy agreed to settle an outstanding Loan Agreement from February 5, 2026, with a balance of $251,593 ($200,000 principal and $51,593 accrued interest) as of September 30, 2026. In Settlement, the company received 1) a Simple Agreement for Future Equity (“SAFE”) issued by Ottonomy with the purchase amount of $100,000, and 2) three autonomous robots under the Master Robot Supply and Services Agreements (“Supply Agreement”) described below. The Company determined that no evidence of either agreement existed on September 30, 2026, thus the Company did not restate other income or the note receivable under other assets for the reported period. The Company will measure the consideration it receives at fair value in Q4 2026. The Company will measure the consideration it receives at fair value in Q4 2026.

Master Robot Supply and Services Agreement - On November 6, 2026, the Company entered into a Master Robot Supply and Services Agreement (the “Supply Agreement”) with Ottonomy. Under the Supply Agreement, the Company committed to purchase a minimum of 50 robots over a 24-month commitment period, including the three robots described above. The remaining 47 robots are priced at $40,000 each, for an aggregate remaining purchase commitment of $1,880,000. If fewer than ten robots have been purchased and fully paid by the first anniversary of the agreement, and the parties have not agreed to an extension, the Company may terminate the unpurchased balance of the commitment by paying a $25,000 fee. If the Company does not exercise this option, the full purchase obligation remains in effect through the end of the commitment period. The Supply Agreement grants no exclusivity to either party.

Floor Price Trigger - Subsequent to September 30, 2026, on November 11, 2026, the Company experienced a Floor Price Trigger under the SPA when its volume weighted average price (“VWAP”) fell below the Floor Price of $0.10 per share for at least five Trading Days within a seven consecutive Trading Day period. As a result, the Company became obligated to make mandatory monthly cash repayments totaling $962,500, plus accrued and unpaid interest, beginning three Trading Days after the trigger date. These mandatory repayment obligations will continue until such time as the Company’s VWAP exceeds 120% of the Floor Price (i.e., $0.12 per share) for five consecutive Trading Days. The Company is currently in discussions with Streeterville regarding potential remediation of the obligations arising from the Floor Price Trigger, including obtaining a waiver to the mandatory cash repayments.

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

Nasdaq Listing Compliance

As previously disclosed, we have received several notification letters from The Nasdaq Stock Market LLC (“Nasdaq”) stating that we were not in compliance with certain continued listing requirements of The Nasdaq Global Market. These were the minimum Market Value of Listed Securities requirement of $50,000,000 under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”), the minimum Market Value of Publicly Held Shares requirement of $15,000,000 under Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Requirement”), and the minimum bid price requirement of $1.00 per share under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”).

On September 25, 2026 we applied to transfer the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market. On October 22, 2026, subsequent to September 30, 2026, Nasdaq approved our application, and our common stock began trading on The Nasdaq Capital Market on October 23, 2026 under the existing symbol “ARAI.” The MVLS Requirement and MVPHS Requirement of The Nasdaq Global Market do not apply to companies listed on The Nasdaq Capital Market. We are now subject to the continued listing requirements of The Nasdaq Capital Market. These include:

●	A minimum Market Value of Publicly Held Shares of $1,000,000.
●	At least 500,000 publicly held shares.
●	At least 300 round lot holders.
●	At least one of the following: stockholders’ equity of $2,500,000, a market value of listed securities of $35,000,000, or net income from continuing operations of $500,000.

As of September 30, 2026, the Company meets all of these requirements except the $2,500,000 stockholders’ equity; however, the fundraising efforts described in the subsequent events increase stockholders’ equity above $2,500,000 which will meet the continued listing requirements.

On June 2, 2026, we received notice that we were not in compliance with the Minimum Bid Price Requirement. Under Nasdaq Listing Rule 5810(c)(3)(A), we were given 180 calendar days, or until November 30, 2026, to regain compliance. Following the transfer of our listing, the corresponding requirement for The Nasdaq Capital Market is set forth in Nasdaq Listing Rule 5550(a)(2). As of the date of this Quarterly Report, this deficiency remains outstanding.

To regain compliance with the Minimum Bid Price Requirement, we effected a 1-for-48 reverse stock split of our common stock, effective November 12, 2026, pursuant to authority approved by our stockholders on September 4, 2026. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days before November 30, 2026. If our closing bid price remains at or above $1.00 beginning November 12, 2026, the earliest we could satisfy this requirement is November 25, 2026.

There can be no assurance that the reverse stock split will result in a sustained increase in the market price of our common stock or that our closing bid price will remain at or above $1.00 for the required ten consecutive business days. The market price of our common stock after a reverse stock split frequently declines, and the reverse split may reduce the liquidity of our common stock. Additionally, the reduction in the number of our outstanding shares resulting from the reverse stock split could cause us to fall below other continued listing requirements, such as the minimum number of publicly held shares or round lot holders.

If we do not regain compliance by November 30, 2026, we may be eligible for an additional 180-calendar-day compliance period. To be eligible, we must meet the continued listing requirement for MVPHS and all other initial listing standards for The Nasdaq Capital Market, except the bid price requirement, and must notify Nasdaq of our intent to cure the deficiency during the second compliance period. There can be no assurance that we would qualify for or be granted an additional compliance period. In addition, under current Nasdaq rules:

●	If our common stock fails to meet the Minimum Bid Price Requirement at any time within one year after a reverse stock split, we will not be eligible for any compliance period. In that case, Nasdaq will issue a delisting determination.
●	A company that does not regain compliance with the Minimum Bid Price Requirement within the applicable compliance periods may have its securities suspended from trading pending the outcome of any appeal to a Nasdaq Hearings Panel.

If our common stock is delisted from Nasdaq, it could materially and adversely affect several things:

●	The liquidity and market price of our common stock.
●	Our ability to raise capital, including under our at-the-market offering program.
●	Our ability to attract and retain employees and business partners.

As of the date of this Quarterly Report, we therefore have one outstanding Nasdaq continued listing deficiency: the Minimum Bid Price deficiency (cure deadline November 30, 2026).

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

Customer Concentration

Our revenues to date have been derived from a limited number of customers. In the nine months ended September 30, 2026, more than 90% of our total revenue came from a single customer. If we are unable to expand our customer base and generate recurring subscription revenue, our results of operations will remain highly volatile.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026, and September 30, 2025

	2026	2025	Change
REVENUE	$39,700	$7,450	$32,250

OPERATING EXPENSES
General and administrative	2,973,570	1,370,346	1,603,224
Research and development	272,820	179,854	92,966
Sales and marketing	56,687	107,530	(50,843)

Total operating expenses	3,303,077	1,657,730	1,645,347

OTHER INCOME (EXPENSES)
Interest Expense	(140,057)	(283,586)	143,529
Other income	45,070	23,388	21,682
Change in fair value of derivative liabilities	(274,164)	896,266	(1,170,430)
Accretion of debt discount	(134,137)	(88,295)	(45,842)
Loss on conversion of convertible notes payable	(298,510)	(3,295,072)	2,996,562
Realized gain (loss) on investments	171,538	46,491	125,047
Unrealized gain (loss) on investments	224,437	(76,120)	300,557
Loss on disposal of fixed assets	-	-	-

Total other income (expenses)	(405,823)	(2,776,928)	2,371,105

NET LOSS BEFORE TAXES	(3,669,200)	(4,427,208)	758,008

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(3,669,200)	$(4,427,208)	$758,008

Financial Overview

For the three months ended September 30, 2026 and 2025, we generated revenues of $39,700 and $7,450, respectively, and reported net loss of $3,669,200 and $4,427,208, respectively. During the three months ended September 30, 2026, operating expenses reflect growing investment in the size of our team for product development, engineering and marketing activities. During the three months ended September 30, 2026, other expenses reflect the activities associated with our convertible notes payable facility.

Revenues

During the three months ended September 30, 2026, we recognized total revenues of $39,700. Of this $25,000 was for installation fees, and $14,700 for monthly subscriptions.

During the three months ended September 30, 2025, we recognized total revenues of $7,450. Of this $2,175 was for installation fees, and $5,275 for monthly subscriptions.

Operating Expenses

General and administrative expenses were $2,973,570 for the three months ended September 30, 2026, an increase of $1,603,224, as compared to the three months ended September 30, 2025. Primary components of general and administrative expenses were:

●

Salaries and benefits for three months ended September 30, 2026 in total increased by $1,127,588 from the prior year. Bonus & Stock Compensation expense decreased by $120,720 from the same period in the prior year due to executive departures. Base salaries for the three months ended September 30, 2026 were $1,654,315, an increase of $1,113,993 from the same period in the prior year which were due to increases in headcount. As of September 30, 2026, the Company had 37 full-time salaried employees, compared to 33 as of September 30, 2025.; however, as announced in form 8-K on August 19, 2026, the Company had a reduction in workforce of approximately 20% with expected annualized savings of approximately $1,524,000, reducing headcount from 50 full-time employees reported as of June 30, 2026. Benefits and payroll taxes increased $134,316 due to the increase in employees.

●	Legal and professional service fees were $397,554 for the three months ended September 30, 2026, an increase of $156,982 from the same period in the prior year due to higher legal fees related to being a public company of $109,161, higher general corporate legal fees of $34,066, and higher legal expenses related to patents of $1,395. Audit, accounting, and related fees increased by $4,883, and other professional fees increased by $7,477.

●	Insurance expense was $79,541, an increase of $7,120 from the same period in the prior year, due to higher directors and officers insurance premiums.

●	Rent increased $150,692 from the same period in the prior year, as a result of entering into a new office building that will accommodate the increase in employees and growth and the leasing of delivery robots.

●	Information technology and subscriptions expense was $108,949, an increase of $40,363 from the same period in the prior year, due to onboarding a new service provider as well as the increase in employees.

●	Depreciation expense increased by $43,929 from the same period in the prior year due to a higher capital expenditures in the last twelve months.

●	The remaining increase of $76,549 from the same period in the prior year is made up of immaterial individual increases.

Research and Development expenses were $272,820 for the three months ended September 30, 2026, an increase of $92,966 as compared to the same period in the prior year. This is primarily due to the increase of engineering projects resulting in an increase in expense of $110,589, offset by lower independent contractor spend of $17,622.

Sales and marketing expenses were $56,687 for the three months ended September 30, 2026, a decrease of $50,843 from the same period in the prior year. The decrease is due to decrease in advertising and marketing expenses of $10,343 and decrease in travel, meals and entertainment of $41,121, offset by an increase in trade show expenses of $620.

Other Income/Expenses

Interest expense of $140,057 for the three months ended September 30, 2026 was comprised primarily of stated interest on the convertible note of $116,628, and amortization of debt issuance costs of the convertible notes payable of $14,697. Other miscellaneous interest expense and bank fees were $8,732 during the three months ended September 30, 2026. Interest expense and bank fees for the three months ended September 30, 2025 were $7,998.

Other Income of $45,070 for the three months ended September 30, 2026 was primarily recognized from R&D Tax Credits of $18,682 and dividend and interest income of $26,388. Other income of $18,780 for the three months ended September 30, 2025 was recognized from the Indiana EDGE tax credits.

Change in fair value of derivative liabilities resulted in a non-cash loss of $274,164 for the three months ended September 30, 2026, a decrease of $1,170,430 compared to the same period gain of $896,266 in 2025. The embedded conversion feature of each convertible note was bifurcated as a derivative liability at issuance under ASC 815 due to the path-dependent lookback formula used to determine the conversion price. Each derivative is remeasured at fair value using a Monte Carlo simulation model at each reporting and conversion date, with changes recognized in earnings. The loss reflects the decline in the Company’s stock price from each issuance date to September 30, 2026, which reduced the expected value of the noteholder’s conversion optionality.

Accretion of debt discount resulted in a non-cash charge of $134,137 in 2026, an increase of $45,841 compared to the same period in 2025, representing EIM accretion of the combined discount on the host convertible note instruments, consisting of original issue discount, the fair value of each bifurcated derivative at issuance, and allocable debt issuance costs, over the estimated three-year expected term of the notes.

Loss on conversion of convertible notes payable of $298,510 for the three months ended September 30, 2026 resulted from the issuance of common stock for the conversion of convertible notes payable, a decrease of $2,996,562 compared to the same period in 2025. Under ASC 470-50, each conversion was treated as a debt conversion, and the loss represents the difference between the net carrying value converted and the fair value of common stock issued.

Realized gains on investments were $171,538, and unrealized gains were $224,437 for the three months ended September 30, 2026. During the quarter, the Company engaged in short-term investment activities, primarily options, resulting in a realized gain of $594,300 and an unrealized gain of $19,528. The Company’s short-term investments, primarily in marketable securities, contributed a realized loss of $422,762 and an unrealized gain of $204,909 for the quarter. These activities are part of the Company’s strategy to generate short-term returns on excess cash.

Comparison of the Nine Months Ended September 30, 2026, and September 30, 2025

	2026	2025	Change
REVENUE	$69,325	$98,175	$(28,850)

OPERATING EXPENSES
General and administrative	11,232,487	6,739,384	4,493,103
Research and development	976,434	564,585	411,849
Sales and marketing	240,101	164,793	75,308

Total operating expenses	12,449,022	7,468,762	4,980,260

OTHER INCOME (EXPENSES)
Interest Expense	(655,403)	(452,843)	(202,560)
Other income	373,738	83,454	290,284
Change in fair value of derivative liabilities	948,658	1,086,266	(137,608)
Accretion of debt discount	(514,052)	(116,033)	(398,019)
Loss on conversion of convertible notes payable	(12,340,920)	(3,295,072)	(9,045,848)
Realized gain (loss) on investments	494,356	46,491	447,865
Unrealized gain (loss) on investments	(36,539)	(76,120)	39,581
Loss on disposal of fixed assets	(5,974)	-	(5,974)

Total other income (expenses)	(11,736,136)	(2,723,857)	(9,012,279)

NET LOSS BEFORE TAXES	(24,115,833)	(10,094,444)	(14,021,389)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(24,115,833)	$(10,094,444)	$(14,021,389)

Financial Overview

For the nine months ended September 30, 2026 and 2025, we generated revenues of $69,325 and $98,175, respectively, and reported net loss of $24,115,833 and $10,094,444, respectively. During the nine months ended September 30, 2026, operating expenses reflect growing investment in the size of our team for product development, engineering and marketing activities. During the nine months ended September 30, 2026, other expenses reflect the activities associated with our convertible notes payable facility.

Revenues

During the nine months ended September 30, 2026, we recognized total revenues of $69,325. Of this $25,000 was for installation fees, and $44,325 for monthly subscriptions.

During the nine months ended September 30, 2025, we recognized total revenues of $98,175. Of this $89,000 was for design and consulting services, $3,675 for installation fees, and $5,500 for monthly subscriptions.

Operating Expenses

General and administrative expenses were $11,232,487 for the nine months ended September 30, 2026, an increase of $4,493,103, as compared to the nine months ended September 30, 2025. Primary components of general and administrative expenses were:

●	Salaries and benefits in total increased by $2,416,079 from the prior year. Base salaries for the nine months ended September 30, 2026 were $4,865,306, an increase of $3,925,796 from the same period in the prior year due to new hiring in product development, engineering and sales and marketing. As of September 30, 2026, the Company had 37 full-time salaried employees, compared to 33 as of September 30, 2025. Benefits and payroll taxes increased $421,379 due to the increase in employees. Bonus expense decreased by $1,442,797 from the same period in the prior year due to a large one-time bonus paid in the 2025 period related to the direct listing of $1,866,532. Stock-based compensation for the nine months ended September 30, 2026 was $2,136,190, a decrease of $488,299 from the same period in the prior year due to option and stock award plans granted to employees, directors, and consultants.

●	Legal and professional service fees were $1,928,969 for the nine months ended September 30, 2026, an increase of $976,757 from the same period in the prior year due to higher general corporate legal fees of $488,431 and an increase in legal expenses related to being a public company of $108,649, offset by a decrease in legal expenses related to patents of $23,120. Audit, accounting, and related fees increased by $471,459, and other professional fees decreased $68,662.

●	Insurance expense was $207,335, an increase of $60,282 from the same period in the prior year, due to higher directors and officers insurance premiums.

●	Rent increased $469,967 from the same period in the prior year, as a result of entering into a new office building that will accommodate the increase in employees and growth and the leasing of delivery robots.

●	Information technology and subscriptions expense was $319,048, an increase of $194,086 from the same period in the prior year, due to onboarding a new service provider as well as the increase in employees.

●	Depreciation expense increased by $147,784 from the same period in the prior year due to a higher capital expenditures in the last twelve months.

●	The remaining increase of $228,148 from the same period in the prior year is made up of immaterial individual increases.

Research and Development expenses were $976,434 for the nine months ended September 30, 2026, an increase of $412,188 as compared to the same period in the prior year. This is primarily due to an increase in engineering projects resulting in an increase in expense of $470,259, offset by lower independent contractor spend of $458,070.

Sales and marketing expenses were $240,101 for the nine months ended September 30, 2026, an increase of $75,308 from the same period in the prior year. The increase is due to increased advertising expenses of $39,633, travel and meals and entertainment expense increase of $19,279, and trade show expense increase of $16,396.

Other Income/Expenses

Interest expense of $655,403 for the nine months ended September 30, 2026 was comprised primarily of the immediate expensing of the debt issuance costs associated with the bifurcated derivative of $92,800, stated interest on the convertible note of $489,569, and amortization of debt issuance costs of the convertible notes payable of $56,223. Other miscellaneous interest expense and bank fees were $16,811 during the nine months ended September 30, 2026. Interest expense and bank fees for the nine months ended September 30, 2025 was $178,077.

Other Income of $373,738 for the nine months ended September 30, 2026 was recognized from disgorged short-swing profits from two executive officers of $129,701, R&D Tax Credits of $113,271, and dividend and interest income of $130,766. Other income of $78,552 for the nine months ended September 30, 2025 was recognized from the Indiana EDGE tax credits.

Change in fair value of derivative liabilities resulted in a non-cash gain of $948,658 for the nine months ended September 30, 2026, a decrease of $137,608 compared to the same period gain of $1,086,266 in 2025. The embedded conversion feature of each convertible note was bifurcated as a derivative liability at issuance under ASC 815 due to the path-dependent lookback formula used to determine the conversion price. Each derivative is remeasured at fair value using a Monte Carlo simulation model at each reporting and conversion date, with changes recognized in earnings. The gain reflects the decline in the Company’s stock price from each issuance date to September 30, 2026, which reduced the expected value of the noteholder’s conversion optionality.

Accretion of debt discount resulted in a non-cash charge of $514,052 for the nine months ended September 30, 2026, an increase of $398,019 compared to the same period in 2025, representing EIM accretion of the combined discount on the host convertible note instruments, consisting of original issue discount, the fair value of each bifurcated derivative at issuance, and allocable debt issuance costs, over the estimated three-year expected term of the notes.

Loss on conversion of convertible notes payable of $12,340,920 for the nine months ended September 30, 2026 resulted from the issuance of common stock for the conversion of convertible notes payable. This was an increase of $9,045,848 compared to the same period in 2025. Under ASC 470-50, each conversion was treated as a debt conversion, and the loss represents the difference between the net carrying value converted and the fair value of common stock issued.

Realized gains on investments were $494,356, and unrealized losses were $36,539 for the nine months ended September 30, 2026. During the nine months ended September 30, 2026, the Company engaged in short-term investment activities, primarily options, resulting in a realized gain of $1,675,382 and unrealized losses of $6,972. The Company’s short-term investments, primarily in marketable securities, contributed a realized loss of $1,181,026 and an unrealized loss of $29,567 for the nine months ended September 30, 2026. These activities are part of the Company’s strategy to generate short-term returns on excess cash.

Loss on disposal of fixed assets was $5,974 and was the result of a partially depreciated Arrive Point taken out of service.

Liquidity and Capital Resources

Liquidity

As of September 30, 2026, the Company had cash and cash equivalents of approximately $1,052,554 and short-term investments of approximately $965,504.

As disclosed in Note 10 of the financial statements, the Company is party to a convertible note payable financing arrangement with Streeterville (the “Streeterville Facility”), which initially provided a maximum facility of up to $40,000,000 in gross borrowings, subject to the terms and conditions of the agreement. As of September 30, 2026, the remaining undrawn capacity under the facility is $18,900,000. The convertible note payable includes limitations that may restrict additional borrowings, including (i) a limitation on total outstanding indebtedness and (ii) a minimum market capitalization requirement of $100 million and (iii) a minimum book value of $4 million at the time of a draw. Availability under this facility is subject to the Company’s ability to satisfy these conditions, or the investor’s continued practice of extending funds, despite certain conditions not being met.

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

Management’s plans to address its liquidity needs include: (i) utilizing existing cash and cash equivalents of $1,052,554 as of September 30, 2026, (ii) Liquidating $965,504 of existing short-term investments, (iii) accessing additional capital under the Company’s shelf registration statement on Form S-3, where the Company may sell shares of common stock with an aggregate offering price of up to $14,967,247, and (iv) potentially drawing additional amounts under the Securities Purchase Agreement with Streeterville, which provides up to an additional $19.0 million in gross borrowings, subject to certain conditions including a limitation on total outstanding indebtedness, a minimum market capitalization of $100 million and a minimum book value of $4 million at the time of each draw. The Company’s ability to access these funds is dependent on satisfying these conditions or obtain a waiver from Streeterville, if granted.

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

Cash Flow and Liquidity

	Nine Months Ended September 30,		$
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(9,744,919)	$(5,048,431)	$(4,696,488)
Investing activities	(999,411)	(2,036,474)	1,037,063
Financing activities	9,692,880	7,772,302	1,920,578
Net increase (decrease) in cash and cash equivalents	$(1,051,450)	$687,397	$(1,738,847)

Operating Activities

Net cash used in operating activities was $9,744,919 for the nine months ended September 30, 2026, compared to $5,048,431 for the same period in 2025. The increase in cash outflows of $4,696,488 was primarily due to our increased net loss.

For the nine months ended September 30, 2026, our net loss of $24,115,833 was offset by non-cash items of stock-based compensation expense of $2,136,191, depreciation and amortization expense of $190,235, loss on conversion of convertible notes payable of $12,340,920, the accretion of a discount on the convertible notes payable of $514,052, the accretion of issuance costs on convertible notes payable of $149,023, unrealized loss on investments of $36,539, and other non-cash items of $16,515. These are offset by the change in fair value of derivative liabilities of $948,658 and the realized gain on investments of $494,356.

Other working capital movements in the period resulted in a positive net cash adjustment of $427,935, primarily due to an increase in accrued expenses of $949,618. This positive adjustment was offset by an increase in other assets of $251,593, an increase in prepaid expenses of $185,131, an increase to inventory of $49,655,an increase in accounts receivable of $27,130, and a decrease to accounts payable of $8,174.

For the nine months ended September 30, 2025, net cash flow used in operating activities of $5,048,431 was composed of our net loss of $10,094,444 and the change in fair value of derivative liabilities of $1,086,266, offset by non-cash items of loss on conversion of convertible notes payable of $3,295,072, stock-based compensation expense of $2,136,191, depreciation and amortization of $31,048, the accretion of a discount on the convertible notes payable of $116,033, accretion of issuance costs on convertible notes payable of $274,766, and unrealized loss on investments of $76,120.

Other working capital movements in the period resulted in a net cash inflow of $63,576, primarily due to an increase in prepaid expenses of $108,910, accounts receivable of $4,900, partially offset by increases in accounts payable of $43,148, accrued expenses of $130,780, and other current assets of $3,458.

Investing Activities

Net cash used for investing activities was $999,411 for the nine months ended September 30, 2026. This was due to capital expenditures of $516,701. We also incurred a net cash outflow from sales and purchases of short-term investments of $482,710.

Net cash used for investing activities was $2,036,474 for the nine months ended September 30, 2025. This was due to an increase in capital expenditures for Arrive Point units. We also incurred a net cash outflow from sales and purchases of short-term investments of $1,948,624.

Financing Activities

Net cash provided by financing activities was $9,692,880 for the nine months ended September 30, 2026. We received $10,100,000 in proceeds from issuance of convertible notes payable under the Purchase Agreement, $2,595 in proceeds from sale of common stock, and $40,579 in proceeds from note payables These cash inflows were offset by payments made on an outstanding note payable of $9,233, payments for tax withholding for vested restricted stock units of $33,598, repurchase of common stock of $3,463, and payments of debt issuance costs of $404,000.

For the nine months ended September 30, 2025, net cash provided by financing activities was $7,772,302, resulting from proceeds from the issuance of convertible note payable of $8,000,000 under the Streeterville Purchase Agreement, net proceeds of $448,056 from other sales of common stock, and $573,896 from exercise of outstanding warrants. These cash inflows were offset by the purchase of treasury stock of $74,743, payments made on the note payable of $6,337, payments of debt issuance costs of $480,000 and payments for deferred offering costs of $688,570.

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2026 and 2025 were $516,701 and $87,850, respectively. Our future capital expenditures will depend on many factors, including, but not limited to our growth, our ability to attract and retain customers, market acceptance of our offerings, the time and extent of spending to support our efforts to develop our platform, the expansion of sales and marketing activities, and the timing and extent of spending for initiatives. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services, and technologies. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

Contractual Obligations/Indebtedness

To provide a clear picture of matters potentially impacting our liquidity position, the table below sets forth a summary of our contractual obligations as of September 30, 2026. Some of the figures included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we may actually pay in future periods could vary from those reflected in the table.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible notes payable principal (1)	$5,411,018	$5,411,018	$-	$-	$-
Vehicle and equipment note payables (2)	42,720	13,644	22,955	6,121	-
Operating leases (3)	2,187,675	587,580	1,149,528	450,567	-
Interest related to notes payable (4)	496,656	496,656	-	-	-
Patent License Agreement (5)	1,630,000	120,000	240,000	240,000	1,030,000
	$9,768,068	$6,628,898	$1,412,483	$696,688	$1,030,000

(1) Convertible notes payable principal represents borrowings under the Company’s Securities Purchase Agreement with Streeterville Capital. The note bears interest at 8% per annum with no set maturity date. The amounts presented represent outstanding principal as of September 30, 2026. The note is convertible into shares of common stock at a price determined pursuant to the agreement. Upon conversion, the obligation would be settled in equity rather than cash. As there is no stated maturity for the notes, the payments were presented in the less than 1 year category for this table.

(2) The Vehicle note payable matures in February 2027 and the Equipment note payable matures in June 2030. Both loans are secured by the related asset. The amounts presented represent scheduled principal.

(3) Operating lease obligations represent undiscounted fixed lease payments under the Company’s office lease and ground robot lease in accordance with ASC 842. Variable lease payments and non-lease components are excluded.

(4) Interest related to notes payable primarily represents accrued interest at September 30, 2026 and projected contractual interest payments on the convertible note, assuming payment proportionately over 2026.

(5) The Company is party to an exclusive patent license agreement with its Chief Executive Officer, Daniel O’Toole, providing rights to certain patented technology through April 2040. The agreement requires fixed payments of $10,000 per month through the patent’s expiration. As of September 30, 2026, the remaining fixed commitment totals approximately $1,630,000. The agreement also provides for a $25 per unit royalty upon achievement of unit sales revenue milestones in excess of $10,000 a month. No royalties have been incurred to date, and future royalty obligations are not currently estimable due to the Company’s limited operating history and uncertain future sales volumes. The License Agreement constitutes a related-party transaction.

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

Because the derivative valuation and host note carrying value share critical assumptions, particularly expected term and equity volatility, changes in those assumptions affect both the fair value of the derivative liabilities and the pattern of interest expense recognized on the host instruments and could have a material effect on our reported net loss in any given period. As of September 30, 2026, the aggregate fair value of the derivative liabilities was $500,000 and the net carrying value of the host instruments was $3,200,097. For the nine months ended September 30, 2026, the net change in fair value of the derivative liabilities recognized in earnings was a gain of $948,658, and interest expense on the convertible notes consisted of stated interest of $489,058, EIM accretion of discount $514,052, and EIM accretion of debt issuance costs of $56,223.

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

Off Balance Sheet Arrangements

As of September 30, 2026, we had no off-balance sheet arrangements pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended, that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item because it is a “smaller reporting company.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2026, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

The Company did not maintain sufficient controls to ensure the proper identification, bifurcation and fair value measurement of embedded derivatives in hybrid financial instruments, or to ensure that the effective interest method was applied over the accretion period for host debt instruments containing a discount. As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on April 15, 2026, corrective actions have been implemented to address this control weakness; however, as of September 30, 2026, the material weakness had not yet been fully remediated.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) was identified during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material developments in the Company’s previously disclosed legal proceedings during the period ended September 30, 2026, except as follows:

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

Doan and Town v. Company (E.D. Va. / remanded, Case No. 760CL25003626-00). Since the matter was initially disclosed, the plaintiffs increased their damages demand from $45,082 to $175,000. The matter remains in its initial stages, and the Company is unable to predict the outcome at this time.

Company v. Wright / Wright Flyer Consulting Group Inc. (S.D. Ind., Case No. 1:2025cv02026). The case was settled through mediation and has been dismissed.

EEOC v. Company (Case No. 470-2026-04743) Early mediation with the EEOC personnel was attempted but proved unsuccessful. Since this matter is still in its initial stages, the Company is unable to predict the outcome at this time.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, the Company is not required to provide risk factors in this report. For our current risk factors relating to our operations see the section entitled “Risk Factors” contained in our Annual Report on Form 10-K filed on April 15, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Plan of Conversion of Arrive AI Inc., adopted as of September 4, 2026 (incorporated by reference to Annex A to the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on September 30, 2026)
3.1	Amended and Restated Nevada Articles of Incorporation of Arrive AI Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2026)
3.2	Amended and Restated Nevada Bylaws of Arrive AI Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2026)
10.1	Employment Agreement, dated August 10, 2026, by and between Arrive AI Inc. and Piyush Phadke. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2026)
10.2	Pre-Paid Purchase No. 5, dated August 14, 2026, by and between Arrive AI Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2026)
10.3	Waiver Agreement, dated August 14, 2026, by and between Arrive AI Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2026)
10.4	The Equity Plan Amendment of Arrive AI Inc. (incorporated by reference to Annex D to the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on September 30, 2026)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer
32.2*	Section 906 Certifications of Chief Financial Officer
101 INS**	INSTANCE DOCUMENT
101 SCH**	SCHEMA DOCUMENT
101 CAL**	CALCULATION LINKBASE DOCUMENT
101 LAB**	LABELS LINKBASE DOCUMENT
101 PRE**	PRESENTATION LINKBASE DOCUMENT
101 DEF**	DEFINITION LINKBASE DOCUMENT
104**	COVER PAGE INTERACTIVE DATA FILE - THE COVER PAGE XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT

*	Filed herewith

**	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these Condensed Consolidated Financial Statements; and (vi) the Cover Page to Quarterly Report on our Form 10-Q.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2026	ARRIVE AI INC.

By: /s/ Daniel S. O’Toole
Daniel S. O’Toole
Chief Executive Officer
By: /s/ Piyush Phadke
Piyush Phadke
Chief Financial Officer
(Principal Financial and Accounting Officer)

-48-